Form 10-Q
period 2026-03-31
Aperture AC
filed 2026-06-25
CIK 2093524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43308

Aperture AC

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Wilshire Blvd. 5th Floor Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

(424) 253-0908

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	APURU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	APUR	The Nasdaq Stock Market LLC

Rights, each entitling the holder to receive one-fourth (1/4) of one Class A Ordinary Share upon the consummation of an initial Business Combination	APURR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 25, 2026, there were 10,961,000 Class A Ordinary Shares, par value $0.0001 per share, and 3,772,603 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

APERTURE AC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 20, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 12-month period, from the closing of the Initial Public Offering (as defined below) to May 22, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Aperture AC, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., one of the Underwriters (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the 3,828,082 Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc, one of the Underwriters;

●	“IB Capital” are to IB Capital LLC, one of and the representative of the Underwriters;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 22, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $500,000 issued to our Sponsor on September 30, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on November 17, 2025, as amended, and declared effective on May 14, 2026 (File No. 333-291583);

●	“Letter Agreement” are to the Letter Agreement, dated May 20, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,200,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 30-day option that the Underwriters had to purchase up to an additional 1,350,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and the Underwriters in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and the Underwriters in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and the Underwriters in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 20, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated May 20, 2026, which we entered into with the Underwriters, together;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-fourth (1/4) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-fourth (1/4) of one Public Right (as defined below);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 20, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Representative Shares” are to the 450,000 Class A Ordinary Shares that were issued to IB Capital for a purchase price of $0.01 per share;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Rights Agreement” are to the Share Rights Agreement, dated May 20, 2026, which we entered into with Continental, as Rights agent;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Aperture Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $102,255,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 20, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to EarlyBirdCapital, IB Capital and I-Bankers, the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 20, 2026, which we entered into with IB Capital, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

APERTURE AC

UNAUDITED BALANCE SHEETS

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash	$22,691	$44,390
Prepaid expenses - current	—	7,744
Due from related party	100	—
Total current assets	22,791	52,134
Deferred offering costs	184,953	167,333
Total Assets	$207,744	$219,467

Liabilities and Shareholder’s Deficit:
Current liabilities:
Accounts payable	$1,658	$50
Accrued offering costs	39,876	30,000
IPO Promissory Note – related party	227,689	227,689
Total Liabilities	269,223	257,739

Commitments and Contingencies (Note 7)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized; 3,828,082 shares issued and outstanding at March 31, 2026 and December 31, 2025(1)	383	383
Additional paid-in capital	24,617	24,617
Accumulated deficit	(86,479)	(63,272)
Total Shareholder’s Deficit	(61,479)	(38,272)
Total Liabilities and Shareholder’s Deficit	$207,744	$219,467

(1)	Includes an aggregate of up to 499,315 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 6). The Underwriters partially exercised their Over-Allotment Option on May 22, 2026, resulting in 443,836 Class B Ordinary Shares no longer subject to forfeiture (Note 6). Additionally, on May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares.

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC

UNAUDITED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Formation, general and administrative expenses	$23,510
Operating loss	(23,510)

Other income:
Interest earned on bank account	303
Total other income	303
Net loss	$(23,207)

Weighted average shares outstanding, basic and diluted(1)	3,328,767
Basic and diluted net loss per ordinary share	$(0.01)

(1)	Excludes an aggregate of up to 499,315 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 6). The Underwriters partially exercised their Over-Allotment Option on May 22, 2026, resulting in 443,836 Class B Ordinary Shares no longer subject to forfeiture (Note 6). Additionally, on May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares.

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC

 UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class B		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	3,828,082	$383	$24,617	$(63,272)	$(38,272)
Net loss	—	—	—	(23,207)	(23,207)
Balance as of March 31, 2026(1)	3,828,082	$383	$24,617	$(86,479)	$(61,479)

(1)	Includes an aggregate of up to 499,315 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 6). The Underwriters partially exercised their Over-Allotment Option on May 22, 2026, resulting in 443,836 Class B Ordinary Shares no longer subject to forfeiture (Note 6). Additionally, on May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares.

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC

 UNAUDITED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows from Operating Activities:
Net loss	$(23,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due from related party	(100)
Accounts payable	1,608
Net cash used in operating activities	(21,699)

Net change in cash	(21,699)
Cash – beginning of period	44,390
Cash – end of period	$22,691

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$9,876
Deferred offering costs included in prepaid expenses	$7,744

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 1 — Organization, Business Operations and Going Concern

Aperture AC (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 10, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an acquisition opportunity in any business, industry or sector. As of March 31, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of March 31, 2026, the Company had not yet commenced any operations. All activity for the period from September 10, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2025 (File No. 333-291583), was declared effective on May 14, 2026 (as amended, the “IPO Registration Statement”). On May 22, 2026, the Company consummated the initial public offering of 10,200,000 units (the “Public Units”) at $10.00 per Public Unit, which included 1,200,000 Public Units (the “Option Units) purchased by the Underwriters (as defined below) as a result of the partial exercise of the Over-Allotment Option (as defined in Note 7), generating proceeds of $102,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (collectively, the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-fourth (1/4th) of one Class A Ordinary Share upon the consummation of an initial Business Combination (collectively, the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 311,000 private placement units (the “Private Placement Units”, and together with the Public Units, the “Units”) to (i) the Company’s sponsor, Aperture Sponsor LLC (the “Sponsor”) and (ii) the several underwriters of the Initial Public Offering, IB Capital LLC, I-Bankers Securities, Inc., and EarlyBirdCapital, Inc. (collectively, the “Underwriters”), at a price of $10.00 per Private Placement Unit, or $3,110,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Of those 311,000 Private Placement Units, the Sponsor purchased 223,000 Private Placement Units and the Underwriters purchased 88,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (collectively, the “Private Placement Shares”) and one right to receive one-fourth (1/4th) of one Class A Ordinary Share upon the consummation of an initial Business Combination (collectively, the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

Transaction costs amounted to $6,459,397, consisting of $1,530,000 of cash underwriting fee, the fair value of $4,388,794 Representative Shares (as defined in Note 7), and $540,603 of other offering costs.

Upon the closing of the Initial Public Offering, an aggregate of $10.025 per Public Unit sold in the Initial Public Offering, or $102,255,000, was deposited into a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 22, 2027, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1)  the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes)), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.025 per Public Share following the Initial Public Offering. Upon the completion of the Initial Public Offering, the Public Shares subject to redemption are recorded at redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated May 20, 2026 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 6), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.025 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.025 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable (other than excise or similar taxes), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide any assurance that the Sponsor will be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $22,691 in cash and a working capital deficit of $246,432.

The Company has until May 22, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company expects to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”, Management has determined that the Company does not have sufficient liquidity to meet its current obligations, which is considered to be one year from the date of the issuance of the accompanying unaudited financial statements. In addition, Management has determined that if the Company is unable to complete a Business Combination within the Combination Period, then the Board would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of Management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 29, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any future periods.

 Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $22,691 in cash and no cash equivalents as of March 31, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limitation of $250,000. The Company has not experienced losses on the Trust Account and Management believes the Company is not exposed to significant risks on the Trust Account.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Deferred offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity. Offering costs allocated to the Public Rights were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights included in the Public Units were accounted for as equity classified financial instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying unaudited balance sheets, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines “fair value” as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the date of the accompanying unaudited balance sheets. As of March 31, 2026 and December 31, 2025, there were no derivative liabilities.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Rights as equity classified financial instruments, at its fair value, at the closing of the Initial Public Offering. There were no Rights outstanding as of March 31, 2026 or December 31, 2025.

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. No share awards had been issued as of March 31, 2026 or December 31, 2025.

Recent Accounting Standards

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 10, 2025, the date of its incorporation.

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

In December 2023, the FASB issued ASU Topic 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 on September 10, 2025, the date of its incorporation. Adoption of ASU 2023-09 did not impact the Company’s financial position, results of operations or cash flows.

Note 3 — Initial Public Offering

In the Initial Public Offering on May 22, 2026, the Company sold 10,200,000 Public Units at $10.00 per Public Unit, including 1,200,000 Option Units purchased by the Underwriters as a result of the partial exercise of the Over-Allotment Option, generating proceeds of $102,000,000. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one-fourth (1/4th) of a Class A Ordinary Share upon the consummation of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the consummation of the Initial Public Offering, the Sponsor and the Underwriters purchased an aggregate of 311,000 Private Placement Units at a price of $10.00 per Private Placement Unit, inclusive of 21,000 Private Placement Units purchased by the Sponsor and the Underwriters as a result of the partial exercise of the Over-Allotment Option, generating proceeds of $3,110,000, in the Private Placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which grants the holder the right to receive one-fourth (1/4th) of a Class A Ordinary Share upon the consummation of an initial Business Combination. The Private Placement Units are identical to the Public Units, subject to certain limitations as set forth in the IPO Registration Statement.

Note 5 — Segment Information

ASC 280 establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer (the “CEO”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on liquidity metrics reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics including total assets, which include the following:

March 31, 2026
Cash	$22,691
Deferred offering costs	$184,953

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

The CODM reviews formation, general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the accompanying unaudited statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the accompanying unaudited statement of operations and described within their respective disclosures.

For the Three Months Ended March 31, 2026
Formation, general and administrative expenses	$23,510

Note 6 — Related Party Transactions

Founder Shares

On September 30, 2025, the Company issued 3,828,082 Class B ordinary shares of the Company, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) in exchange for a $25,000 payment, or approximately $0.008 per share, from the Sponsor to cover certain expenses on behalf of the Company (such shares, including the Public Shares issuable upon conversion thereof, the “Founder Shares”). Up to 499,315 of the Founder Shares were subject to complete or partial forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On May 22, 2026, the Over-Allotment Option was partially exercised as part of the closing of the Initial Public Offering, and the Underwriters waived the remainder of their Over-Allotment Option. As such, 443,836 Class B Ordinary Shares are no longer subject to forfeiture and the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares.

On April 28, 2026, April 30, 2026, May 5, 2026, and May 12, 2026, the Sponsor granted membership interests to each of three directors of the Company, the Chief Financial Officer (“CFO”), and the CEO. The membership interests received in the Sponsor correspond to an aggregate of 778,000 Founder Shares, to be distributed to the directors, CFO, and CEO upon consummation of a Business Combination. Each Founder Share will automatically convert to one Public Share concurrently with or immediately following the consummation of a Business Combination. The Sponsor will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination, after which the Sponsor will distribute to each holder of the membership interests its share of the Founder Shares, subject to applicable lock-up restrictions.

The Founder Shares are identical to the Public Shares included in the Public Units, except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination. The Sponsor agreed to forfeit up to an aggregate of 499,315 Founder Shares to the extent that the Over-Allotment Option was not exercised in full by the Underwriters so that the Founder Shares represent approximately 27% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering (excluding the Private Placement Shares and Representative Shares). The Sponsor is not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

Pursuant to the Letter Agreement, the Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $15.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

IPO Promissory Note — Related Party

On September 30, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due on the earlier of June 30, 2026 or closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company borrowed $227,689 under the IPO Promissory Note. In connection with the consummation of the Initial Public Offering and Private Placement on May 22, 2026, the IPO Promissory Note was repaid in full. Borrowings under the IPO Promissory Note are no longer available subsequent to the consummation of the Initial Public Offering.

Due From Related Party

The Company has a $100 receivable from the Sponsor as of March 31, 2026 related to payments made on behalf of the Sponsor. The amounts are expected to be repaid in full. No amounts were outstanding as of December 31, 2025.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on May 20, 2026, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $2,083.33 per month for office space and administrative and support services. No amounts were incurred or outstanding as of March 31, 2026 or December 31, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity. As of March 31, 2026 and December 31, 2025, the Company had no borrowings outstanding under any Working Capital Loans.

Note 7 — Commitments and Contingencies

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units (and the securities comprising such Private Placement Units), (iii) units that may be issued upon conversion of Working Capital Loans (and the securities comprising such units) and (iv) Representative Shares have registration rights to require us to register a sale of any of the Company’s securities held by them and any other securities of the company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated May 20, 2026 (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to completion of the initial Business Combination. Notwithstanding anything to the contrary, the Underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, the Underwriters may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of March 31, 2026 and December 31, 2025, the Registration Rights Agreement had not been executed.

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Underwriting Agreement

The Underwriters had a 30-day option to purchase up to 1,350,000 additional Option Units to cover any over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions (the “Over-Allotment Option”). On May 22, 2026, the Underwriters partially exercised the Over-Allotment Option for an additional 1,200,000 Option Units at a price of $10.00 per Option Unit, generating additional proceeds to the Company of $12,000,000. The Underwriters waived the remainder of their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $0.15 per Unit, or $1,530,000 in the aggregate, upon the closing of the Initial Public Offering.

Representative Shares

The Company issued 450,000 Class A Ordinary Shares to the Underwriters, or their designees, at the consummation of the Initial Public Offering (such shares, the “Representative Shares”). The Company accounts for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. The holders of the Representative Shares have agreed not to transfer, assign or sell any such Representative Shares without prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of IPO Registration Statement pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities were not sold during the Initial Public Offering, or sold, transferred, assigned, pledged, or hypothecated, and cannot be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO Registration Statement or commencement of sales in the Initial Public Offering, except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

Note 8 — Shareholder’s Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On September 30, 2025, the Company issued 3,828,082 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.008 per share. The Founder Shares included an aggregate of up to 499,315 shares subject to complete or partial forfeiture if the Over-Allotment Option was not exercised by the Underwriters in full or in part, so that the Sponsor would collectively own 27% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering (excluding the Private Placement Shares and Representative Shares). On May 22, 2026, the Underwriters partially exercised the Over-Allotment Option and waived the remainder of their Over-Allotment Option. Consequently, 443,836 Class B Ordinary Shares are no longer subject to forfeiture, and the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares. As of March 31, 2026 and December 31, 2025, there were 3,828,082 Class B Ordinary Shares issued and outstanding.

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

The Founder Shares will automatically convert into Class A Ordinary Shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Class B Ordinary Shares will convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B Ordinary Shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, 27% of the sum of (i) all Ordinary Shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares and Representative Shares), (ii) plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with our initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor, certain of the Company’s officers or directors, or any of their respective affiliates upon conversion of Working Capital Loans) and (iii) minus any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Except as set forth below, holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders, voting together as a single class. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders, voting together as a single class. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors to elect all of the directors. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, voting together as a single class.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-fourth (1/4) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one-fourth (1/4) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, holders must hold Rights in multiples of four in order to receive shares for all of their Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

APERTURE AC

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after March 31, 2026, the balance sheet date, up to the date the accompanying unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the accompanying unaudited financial statements, other than those disclosed below.

The IPO Registration Statement was declared effective on May 14, 2026. On May 22, 2026, the Company consummated the Initial Public Offering of 10,200,000 Public Units at $10.00 per Public Unit, which included 1,200,000 Option Units purchased by the Underwriters as a result of the partial exercise of the Over-Allotment Option, generating proceeds of $102,000,000.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 311,000 Private Placement Units to the Sponsor and the Underwriters, at a price of $10.00 per Private Placement Unit, which included 21,000 Private Placement Units purchased by the Sponsor and the Underwriters as a result of the partial exercise of the Over-Allotment Option, generating proceeds of $3,110,000, in the Private Placement. The Underwriters waived the remainder of their Over-Allotment Option.

Upon the closing of the Initial Public Offering, an aggregate of $10.025 per Public Unit sold in the Initial Public Offering, or $102,255,000, was deposited into the Trust Account.

In connection with the consummation of the Initial Public Offering and Private Placement on May 22, 2026, $262,389 of proceeds were used to repay the IPO Promissory Note in full, resulting in an overpayment of $24,700, which is recorded on the accompanying unaudited balance sheets as a related party receivable.

The Underwriters were paid a cash underwriting discount of $0.15 per Unit, or $1,530,000 in the aggregate, upon the closing of the Initial Public Offering. Additionally, the Company issued 450,000 Representative Shares to the Underwriters, or their designees, at the consummation of the Initial Public Offering.

On May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares, resulting in 3,772,603 Class B Ordinary Shares issued and outstanding.

On June 9, 2026, the Company announced that, commencing on June 10, 2026, the Public Units would no longer trade on The Nasdaq Stock Market LLC (“Nasdaq”), and the Public Shares and Public Rights would commence trading separately. The Public Shares and Public Rights are listed on the Capital Market tier of Nasdaq under the symbols “APUR” and “APURR,” respectively. This was a mandatory and automatic separation, and no action was required by holders of the Public Units. On June 9, 2026, Nasdaq filed a Form 25 to delist the Public Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on September 10, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Aperture Sponsor LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on lower middle market companies building essential digital asset infrastructure. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on May 14, 2026. On May 22, 2026, we consummated our Initial Public Offering of 10,200,000 Public Units, including 1,200,000 Option Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-fourth (1/4) of one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $102,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 311,000 Private Placement Units to the Sponsor and the Underwriters in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $3,110,000. Of those 311,000 Private Placement Units, the Sponsor purchased 223,000 Private Placement Units and the Underwriters purchased 88,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, the amount of $102,255,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until May 22, 2027 (12 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

The IPO Registration Statement was declared effective on May 14, 2026. On May 22, 2026, we consummated the Initial Public Offering of 10,200,000 Public Units at $10.00 per Public Unit, which included 1,200,000 Option Units purchased by the Underwriters as a result of the partial exercise of the Over-Allotment Option, generating proceeds of $102,000,000.

Simultaneously with the consummation of the Initial Public Offering, we consummated the sale of an aggregate of 311,000 Private Placement Units to the Sponsor and the Underwriters, at a price of $10.00 per Private Placement Unit, which included 21,000 Private Placement Units purchased by the Sponsor and the Underwriters as a result of the partial exercise of the Over-Allotment Option, generating proceeds of $3,110,000, in the Private Placement. The Underwriters waived the remainder of their Over-Allotment Option.

Upon the closing of the Initial Public Offering, an aggregate of $10.025 per Public Unit sold in the Initial Public Offering, or $102,255,000, was deposited into the Trust Account.

In connection with the consummation of the Initial Public Offering and Private Placement on May 22, 2026, $262,389 of proceeds were used to repay the IPO Promissory Note in full, resulting in an overpayment of $24,700 which is recorded on the unaudited balance sheets of the financial statements included in this Report under Item 1. “Financial Statements” as a related party receivable.

The Underwriters were paid a cash underwriting discount of $0.15 per Unit, or $1,530,000 in the aggregate, upon the closing of the Initial Public Offering. Additionally, we issued 450,000 Representative Shares to the Underwriters, or their designees, at the consummation of the Initial Public Offering.

On May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares, resulting in 3,772,603 Class B Ordinary Shares issued and outstanding.

On June 9, 2026, we announced that, commencing on June 10, 2026, the Public Units would no longer trade on Nasdaq, and that the Public Shares and Public Rights would commence trading separately. The Public Shares and Public Rights are listed on the Capital Market tier of Nasdaq under the symbols “APUR” and “APURR,” respectively. This was a mandatory and automatic separation, and no action was required by holders of the Public Units. On June 9, 2026, Nasdaq filed a Form 25 to delist the Public Units.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since September 10, 2025 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net loss of $23,207. Net loss consisted of formation, general and administrative expenses of $23,510, offset by $303 of interest income earned on bank account.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through May 22, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account. As of March 31, 2026, the Company had $22,691 in cash and a working capital deficit of $246,432.

Subsequent to the period covered by this Report, following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $102,255,000 was placed in the Trust Account. We incurred fees of $6,459,397 in the Initial Public Offering, consisting of $1,530,000 of cash underwriting fee, the fair value of $4,388,794 Representative Shares, and $540,603 of other offering costs.

We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $500,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2026 or the completion of our Initial Public Offering. As of March 31, 2026 and December 31, 2025, we borrowed $227,689 under the IPO Promissory Note. The loan of $500,000 was fully repaid upon the consummation of our Initial Public Offering on May 22, 2026. No additional borrowing is available under the IPO Promissory Note.

Due From Related Party

We have a $100 receivable from the Sponsor as of March 31, 2026 related to payments made on behalf of the Sponsor. The amounts are expected to be repaid in full. No amounts were outstanding as of December 31, 2025.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we do not have sufficient liquidity to meet our current obligations, which is considered to be one year from the date of the issuance of the unaudited financial statements included in the Report under Item 1. “Financial Statements”, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 22, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 20, 2026, and until the completion of our Business Combination or liquidation, we may reimburse our Sponsor $2,083.33 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. As of March 31, 2026 and December 31, 2025, the Administrative Services Agreement had not been executed and no amounts were incurred or outstanding under the Administrative Services Agreement.

Underwriting Agreement

As of March 31, 2026 and December 31, 2025, the Underwriting Agreement had not been executed.

We granted the Underwriters a 30-day option from the date of the Initial Public Offering to purchase up to an additional 1,350,000 Option Units to cover over-allotments, if any. On May 22, 2026 the Underwriters partially exercised their Over-Allotment Option. The Underwriters waived the remainder of their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $0.15 per Unit, or $1,530,000 in the aggregate, upon the closing of the Initial Public Offering.

Representative Shares

We issued 450,000 Representative Shares to the Underwriters or their designees, at the consummation of the Initial Public Offering. We account for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. The holders of the Representative Shares have agreed not to transfer, assign or sell any such Representative Shares without prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of IPO Registration Statement pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities were not sold during the Initial Public Offering, and cannot be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO Registration Statement or commencement of sales in the Initial Public Offering, except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

Registration Rights Agreement

As of March 31, 2026 and December 31, 2025, the Registration Rights Agreement had not been executed.

The holders of (i) the Founder Shares, (ii) the Private Placement Units, (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any and (iv) the Representative Shares (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The Underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, the Underwriters may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

As of March 31, 2026 and December 31, 2025, the Letter Agreement had not been executed.

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $15.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates

The preparation of the unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on September 10, 2025, the date of our incorporation.

In December 2023, the FASB issued ASU Topic 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We adopted ASU 2023-09 on September 10, 2025, the date of our incorporation. Adoption of ASU 2023-09 did not impact our financial position, results of operations or cash flows.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to a lack of properly designed, implemented, and effectively operating controls.

Management, with oversight from the Board of Directors and the audit committee of the Board of Directors, will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We will also enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2026. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of March 31, 2026 relating to a lack of properly designed, implemented, and effectively operating controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure our shareholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited financial statements included in Item 1. “Financial Statements” of this Report were issued.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before May 22, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by May 14, 2029. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on May 14, 2026 and our Public Shares and Public Rights are currently listed on the Capital Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until May 22, 2027 to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to May 14, 2029 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our Public Shares and Public Rights are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 311,000 Private Placement Units to the Sponsor and the Underwriters in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $3,110,000. Of those 311,000 Private Placement Units, the Sponsor purchased 223,000 Private Placement Units and the Underwriters purchased 88,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report.

On May 22, 2026, we consummated our Initial Public Offering of 10,200,000 Public Units, including 1,200,000 Option Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-fourth (1/4) of one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $102,000,000. The Underwriters acted as book running managers and IB Capital served as the representative of the Underwriters.

On May 22, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 311,000 Private Placement Units to the Sponsor and the Underwriters in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $3,110,000. Of those 311,000 Private Placement Units, the Sponsor purchased 223,000 Private Placement Units and the Underwriters purchased 88,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement on May 22, 2026, a total of $102,255,000 comprised of proceeds from the Initial Public Offering and the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described elsewhere in this Report To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 25, 2026	APERTURE AC

	By:	/s/ Calvin Kung
	Name:	Calvin Kung
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 25, 2026	By:	/s/ Daniel Zhao
	Name:	Daniel Zhao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)