Form 10-Q
period 2026-06-30
Aperture AC
filed 2026-08-13
CIK 2093524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43308

Aperture AC

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Wilshire Blvd. 5th Floor Los Angeles, CA	90017
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2026, there were 10,961,000 Class A Ordinary Shares, par value $0.0001 per share, and 3,772,603 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

APERTURE AC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 20, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 12-month period, from the closing of the Initial Public Offering (as defined below) to May 22, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Aperture AC, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., one of the Underwriters (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are (i) to the 3,828,082 Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc, one of the Underwriters;

●	“IB Capital” are to IB Capital LLC, one of and the representative of the Underwriters;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 22, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $500,000 issued to our Sponsor on September 30, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on November 17, 2025, as amended, and declared effective on May 14, 2026 (File No. 333-291583);

●	“Letter Agreement” are to the Letter Agreement, dated May 20, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,200,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 30-day option that the Underwriters had to purchase up to an additional 1,350,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and the Underwriters in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and the Underwriters in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and the Underwriters in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 20, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated May 20, 2026, which we entered into with the Underwriters, together;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-fourth (1/4) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-fourth (1/4) of one Public Right (as defined below);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 20, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Representative Shares” are to the 450,000 Class A Ordinary Shares that were issued to IB Capital for a purchase price of $0.01 per share;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Rights Agreement” are to the Share Rights Agreement, dated May 20, 2026, which we entered into with Continental, as Rights agent;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Aperture Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $102,255,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 20, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to EarlyBirdCapital, IB Capital and I-Bankers, the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 20, 2026, which we entered into with IB Capital, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

APERTURE AC

UNAUDITED BALANCE SHEETS

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash	$450,949	$44,390
Prepaid expenses - current	112,156	7,744
Due from related party	21,725	—
Total current assets	584,830	52,134
Deferred offering costs	—	167,333
Cash and marketable securities held in Trust Account	102,611,899	—
Total Assets	$103,196,729	$219,467

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$40,113	$50
Accrued expenses	77,500	—
Accrued offering costs	—	30,000
IPO Promissory Note – related party	—	227,689
Total current liabilities	117,613	257,739
Total Liabilities	117,613	257,739

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 10,200,000 and no shares issued and outstanding, at redemption value $10.06 and $0.00 per share, as of June 30, 2026 and December 31, 2025, respectively	102,611,899	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 761,000 and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	76	—
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized; 3,772,603(1) and 3,828,082(2) shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	377	383
Additional paid-in capital	496,844	24,617
Accumulated deficit	(30,080)	(63,272)
Total Shareholders’ Equity (Deficit)	467,217	(38,272)
Total Liabilities and Shareholders’ Equity (Deficit)	$103,196,729	$219,467

(1)	The Underwriters partially exercised their Over-Allotment Option on May 22, 2026, resulting in 443,836 Class B Ordinary Shares no longer subject to forfeiture (Note 6). Additionally, on May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares.
(2)	Includes an aggregate of up to 499,315 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC

 UNAUDITED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Operating expenses:
Formation, general and administrative expenses	$93,977	$117,487
Legal and accounting expenses	110,865	110,865
Insurance expense	8,049	8,049
Listing fees	84,910	84,910
Administrative services fee – related party	3,226	3,226
Total operating expenses	301,027	324,537
Loss from operations	(301,027)	(324,537)

Other income:
Interest earned on bank account	527	830
Interest earned on cash and marketable securities held in Trust Account	356,899	356,899
Total other income	357,426	357,729
Net income	$56,399	$33,192

Basic and diluted weighted average shares outstanding of redeemable Class A Ordinary Shares	4,371,429	2,197,790

Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.01	$0.01

Basic and diluted weighted average shares outstanding of non-redeemable Class A Ordinary Shares	326,143	163,972

Basic and diluted net income per share, non-redeemable Class A Ordinary Shares	$0.01	$0.01

Basic weighted average shares outstanding of non-redeemable Class B Ordinary Shares (1)(2)	3,518,982	3,424,400

Basic net income per share, non-redeemable Class B Ordinary Shares	$0.01	$0.01

Diluted weighted average shares outstanding of non-redeemable Class B Ordinary Shares (1)(2)	3,772,603	3,549,459

Diluted net income per share, non-redeemable Class B Ordinary Shares	$0.01	$0.01

(1)	The Underwriters partially exercised their Over-Allotment Option on May 22, 2026, resulting in 443,836 Class B Ordinary Shares no longer subject to forfeiture (Note 6). Additionally, on May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares in connection with the Underwriters’ waiver of the unexercised portion of the Over-Allotment Option.
(2)	Includes an aggregate of up to 499,315 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC

 UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Class A ordinary shares subject to possible redemption		Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2026(1)	—	$—	—	$—	3,828,082	$383	$24,617	$(63,272)	$(38,272)
Net loss	—	—	—	—	—	—	—	(23,207)	(23,207)
Balance – March 31, 2026(1)	—	—	—	—	3,828,082	383	24,617	(86,479)	(61,479)
Sale of Units in Initial Public Offering	10,200,000	93,179,569	—	—	—	—	2,520,660	—	2,520,660
Allocated value of transaction costs to right	—	—	—	—	—	—	(159,627)	—	(159,627)
Sale of Private Placement Units	—	—	311,000	31	—	—	3,109,969	—	3,110,000
Issuance of representative shares	—	—	450,000	45	—	—	4,388,749	—	4,388,794
Share based compensation	—	—	—	—	—	—	44,800	—	44,800
Forfeiture of Founder Shares	—	—	—	—	(55,479)	(6)	6	—	—
Accretion of Class A Ordinary Shares to redemption value	—	9,075,431	—	—	—	—	(9,075,431)	—	(9,075,431)
Remeasurement of Class A Ordinary Shares subject to possible redemption	—	356,899	—	—	—	—	(356,899)	—	(356,899)
Net income	—	—	—	—	—	—	—	56,399	56,399
Balance – June 30, 2026(2)	10,200,000	$102,611,899	761,000	$76	3,772,603	$377	$496,844	$(30,080)	$467,217

(1)	Includes an aggregate of up to 499,315 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 6).
(2)	The Underwriters partially exercised their Over-Allotment Option on May 22, 2026, resulting in 443,836 Class B Ordinary Shares no longer subject to forfeiture (Note 6). Additionally, on May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares in connection with the Underwriters’ waiver of the unexercised portion of the Over-Allotment Option.

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC

 UNAUDITED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash Flows from Operating Activities:
Net income	$33,192
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(356,899)
Changes in operating assets and liabilities:
Prepaid expenses	(112,156)
Due from related party	2,975
Accounts payable	40,063
Accrued expenses	77,500
Net cash used in operating activities	(315,325)

Cash Flow from Investing Activities:
Investment in Trust Account	(102,255,000)
Net cash used in investing activities	(102,255,000)

Cash Flow from Financing Activities:
Proceeds from sale of Public Units	102,000,000
Proceeds from sale of Private Placement Units	3,110,000
Payment of underwriter fees & commissions	(1,684,438)
Proceeds from promissory note – related party	10,000
Payment of promissory note – related party	(262,389)
Payment of offering costs	(196,289)
Net cash provided by financing activities	102,976,884

Net change in cash	406,559
Cash – beginning of period	44,390
Cash – end of period	$450,949

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A Ordinary Shares to redemption value	$9,075,431
Remeasurement of Class A Ordinary Shares to redemption value	$356,899
Deferred offering costs included in prepaid expenses	$7,744
Deferred offering costs included in accrued offering costs	$10,916
Forfeiture of Founder Shares	$6

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2026

Note 1 — Organization and Business Operations

Aperture AC (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 10, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an acquisition opportunity in any business, industry or sector. As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of June 30, 2026, the Company had not yet commenced any operations. All activity for the period from September 10, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 311,000 private placement units (the “Private Placement Units”, and together with the Public Units, the “Units”) to (i) the Company’s sponsor, Aperture Sponsor LLC (the “Sponsor”) and (ii) the several underwriters of the Initial Public Offering, IB Capital LLC, I-Bankers Securities, Inc., and EarlyBirdCapital, Inc. (collectively, the “Underwriters”),at a price of $10.00 per Private Placement Unit, or $3,110,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Of those 311,000 Private Placement Units, the Sponsor purchased 223,000 Private Placement Units and the Underwriters purchased 88,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (collectively, the “Private Placement Shares”) and one right to receive one-fourth (1/4th) of one Class A Ordinary Share upon the consummation of an initial Business Combination (collectively, the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, and December 31, 2025, the Company had $450,949 and $44,390 of cash and cash equivalents, and a working capital (deficit) of $467,217 and $(205,605), respectively.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, and tariff on imports from foreign countries could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

The accompanying unaudited financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 29, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $450,949 and $44,390 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $102,611,899 and $0, respectively, were held in marketable securities.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and will be accounted for as a liability pursuant to ASC 480 for the underwriters’ remaining over-allotment option until fully exercised or upon the expiration of the 30-day option exercise period. On May 22, 2026, the Over-Allotment Option was partially exercised as part of the closing of the Initial Public Offering, and the Underwriters waived the remainder of their Over-Allotment Option. As such, 443,836 Class B Ordinary Shares are no longer subject to forfeiture and the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares. The over-allotment option has expired as of June 30, 2026.

Net Income Per Ordinary Share

The Company has two classes of shares, non-redeemable Class A Ordinary Shares and Class B Ordinary Shares and redeemable Class A Ordinary Shares.

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations include a presentation of income per redeemable Class A Ordinary Shares and income per non-redeemable Class A Ordinary Shares and Class B Ordinary Shares following the two-class method of income per Ordinary Shares. In order to determine the net income attributable to both the redeemable Class A Ordinary Shares and non-redeemable Ordinary Shares, the Company first considered the total income allocable to both classes of Ordinary Shares. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, income earned on marketable securities and cash held in Trust Account is economically attributable to redeemable Class A Ordinary Shares. As such, any remeasurement of the redeemable Class A Ordinary Shares as a result of income earned on marketable securities and cash held in Trust Account was treated as dividends paid to the Public Shareholders and is reflected as an adjustment through accretion applicable to remeasurement of Class A Ordinary Shares to redemption value. Subsequent to calculating the total income allocable to both classes of ordinary shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the redeemable Class A ordinary shares and for the non-redeemable ordinary shares for the three and six months ended June 30, 2026.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares for the three and six months ended June 30, 2026:

	Basic
	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Class A Ordinary Shares subject to possible redemption
Numerator:
Net income attributable to Class A Ordinary Shares subject to possible redemption	$30,006	$12,607
Denominator:
Basic weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	4,371,429	2,197,790
Basic net income per share, Class A Ordinary Shares subject to possible redemption	$0.01	$0.01

	Diluted
	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Class A Ordinary Shares subject to possible redemption
Numerator:
Net income attributable to Class A Ordinary Shares subject to possible redemption	$29,107	$12,341
Denominator:
Diluted weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	4,371,429	2,197,790
Diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.01	$0.01

	Basic
	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Non-Redeemable Class A Ordinary Shares
Numerator:
Net income attributable to Class A Ordinary Shares subject to possible redemption	$2,239	$941
Denominator:
Basic weighted average shares outstanding, Non-Redeemable Class A Ordinary Shares	326,143	163,972
Basic net income per share, Non-Redeemable Class A Ordinary Shares	$0.01	$0.01

	Diluted
	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Non-Redeemable Class A Ordinary Shares
Numerator:
Net income attributable to Class A Ordinary Shares subject to possible redemption	$2,172	$921
Denominator:
Diluted weighted average shares outstanding, Non-Redeemable Class A Ordinary Shares	326,143	163,972
Diluted net income per share, Non-Redeemable Class A Ordinary Shares	$0.01	$0.01

	Basic
	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Non-Redeemable Class B Ordinary Shares
Numerator:
Net income attributable to Non-Redeemable Class B Ordinary Shares	$24,155	$19,644
Denominator:
Basic weighted average shares outstanding, Non-Redeemable Class B Ordinary Shares	3,518,982	3,424,400
Basic net income per share, Non-Redeemable Class B Ordinary Shares	$0.01	$0.01

	Diluted
	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Non-Redeemable Class B Ordinary Shares
Numerator:
Net income attributable to Non-Redeemable Class B Ordinary Shares	$25,120	$19,930
Denominator:
Diluted weighted average shares outstanding, Non-Redeemable Class B Ordinary Shares	3,772,603	3,549,459
Diluted net income per share, Non-Redeemable Class B Ordinary Shares	$0.01	$0.01

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary Shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, Ordinary Shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A Ordinary Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 10,200,000 Class A Ordinary Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights), the initial carrying value of Class A Ordinary Shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to additional paid-in capital, or in absence of additional paid-in capital, accumulated deficit). Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of June 30, 2026, the Class A Ordinary Shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$102,000,000
Less:
Proceeds allocated to Public Rights	(2,361,033)
Offering costs allocated to Class A Ordinary Shares subject to possible redemption	(6,299,771)
Offering costs allocated to Public Rights	(159,627)
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	9,075,431
Remeasurement of Class A Ordinary Shares to redemption value	356,899
Class A Ordinary Shares subject to possible redemption at June 30, 2026	$102,611,899

Share Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Rights as equity classified financial instruments, at its fair value, at the closing of the Initial Public Offering.

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. As of June 30 2026 and December 31, 2025, Sponsor membership interests corresponding to 778,000 and no Class Founder Shares were granted to directors and officers of the Company, respectively. As of June 30, 2026 and December 31, 2025, Sponsor membership interests corresponding to 50,000 and no Founder Shares were fully vested, respectively.

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

Note 5 — Segment Information

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on significant segment expenses and sources of income reported on the statement of operations as net income.

The CODM reviews total operating expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews total operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Total operating expenses and income generated on the Trust Account, as reported on the accompanying unaudited statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the accompanying unaudited statement of operations and described within their respective disclosures.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Total operating expenses	$(301,027)	$(324,537)
Interest earned on bank account	527	830
Interest earned on cash and marketable securities held in Trust Account	356,899	356,899
Net income	$56,399	$33,192

The CODM additionally reviews liquidity metrics reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in total assets.

The CODM reviews cash to monitor the Company’s liquidity to determine the Company’s ability to meet working capital needs and cash management strategies. The CODM also reviews cash and marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement. The CODM reviews income generated on the amounts held in the Trust Account to forecast the amount of capital it will have for a Business Combination.

	As of June 30,	As of December 31,
	2026	2025
Cash	$450,949	$44,390
Cash Held in Trust Account	$102,611,899	$—

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

The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 778,000 Founder Shares granted to the Company’s directors was $700,000 or $0.90 per share. 728,000 of the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized related to these 728,000 Founder Shares. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified). The remaining 50,000 Founder Shares that were granted to a director were fully vested on the grant date and related to the recipient’s contributions to the launch of the SPAC through the date of the Initial Public Offering, with no additional performance conditions.

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

IPO Promissory Note — Related Party

On September 30, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due on the earlier of June 30, 2026 or closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company borrowed $227,689 under the IPO Promissory Note. In connection with the consummation of the Initial Public Offering and Private Placement on May 22, 2026, the IPO Promissory Note was repaid in full, resulting in an overpayment of $24,700. As of June 30, 2026, borrowings under the IPO Promissory Note are no longer available subsequent to the consummation of the Initial Public Offering.

Due From Related Party

The Company has a $21,725 receivable from the Sponsor as of June 30, 2026 related to payments made on behalf of the Sponsor of $250, as well as an overpayment of $24,700 related to the IPO Promissory Note noted above, and offset by administrative services fee payable of $3,225. The amounts are expected to be repaid in full.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate the Sponsor a total of up to $2,083 per month for office space and administrative and support services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A Ordinary Share (“Working Capital Share”) and one Right to one-fourth of one Class A Ordinary Share. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

Note 7 — Commitments and Contingencies

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units (and the securities comprising such Private Placement Units), (iii) units that may be issued upon conversion of Working Capital Loans (and the securities comprising such units) and (iv) Representative Shares have registration rights to require us to register a sale of any of the Company’s securities held by them and any other securities of the company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated May 20, 2026 (the “Registration Rights Agreement”) . The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to completion of the initial Business Combination. Notwithstanding anything to the contrary, the Underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, the Underwriters may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriters had a 30-day option to purchase up to 1,350,000 additional Option Units to cover any over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions (the “Over-Allotment Option”). On May 22, 2026, the Underwriters partially exercised the Over-Allotment Option for an additional 1,200,000 Option Units at a price of $10.00 per Option Unit, generating additional proceeds to the Company of $12,000,000. The Underwriters waived and forfeited the remainder of their Over-Allotment Option to purchase up to an additional 150,000 Option Units on May 22, 2026.

The Underwriters were paid a cash underwriting discount of $0.15 per Unit, or $1,530,000 in the aggregate, upon the closing of the Initial Public Offering.

Representative Shares

The Company issued 450,000 Class A Ordinary Shares to the Underwriters, or their designees, at the consummation of the Initial Public Offering (such shares, the “Representative Shares”). The Company accounts for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. The holders of the Representative Shares have agreed not to transfer, assign or sell any such Representative Shares without prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

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

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares —  The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At June 30, 2026, there were 761,000 shares of Class A Ordinary Shares issued or outstanding, excluding 10,200,000 Class A Ordinary Shares subject to possible redemption. No Class A Ordinary Shares were issued or outstanding as of December 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On September 30, 2025, the Company issued 3,828,082 Class B Ordinary Shares to the Sponsor for a purchase price of $25,000. The Founder Shares included an aggregate of up to 499,315 Founder Shares subject to complete or partial forfeiture if the Over-Allotment Option is not exercised by the underwriters in full or in part, so that the initial shareholders will collectively own 27% of the Company’s issued and outstanding Ordinary Shares after a Initial Public Offering (excluding the Private Placement Shares and representative shares). On May 22, 2026, the Over-Allotment Option was partially exercised as part of the closing of the Initial Public Offering, and the Underwriters waived the remainder of their Over-Allotment Option. As such, 443,836 Class B Ordinary Shares are no longer subject to forfeiture and the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares. As of June 30, 2026 and December 31, 2025, there were 3,772,603 and 3,828,082 Class B Ordinary Shares issued and outstanding, respectively, including up to 55,479 Class B Ordinary Shares subject to forfeiture if the underwriters Over-Allotment Option is not exercised in part or in full as of December 31, 2025.

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

Rights —  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-fourth (1/4) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one-fourth (1/4) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, holders must hold Rights in multiples of four in order to receive shares for all of their Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s recurring fair value measurements as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Assets:
Cash and marketable securities held in Trust Account	1	$102,611,899

The following table presents information about the Company’s non-recurring fair value measurements as of May 22, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	May 22, 2026
Equity:
Fair value of Public Rights for Class A ordinary shares subject to possible redemption allocation	3	$2,520,660

The Public Rights were valued using a blended approach incorporating both a market-based method and an implied-value (income approach) framework derived from observable trading data. The valuation was based on a peer group selection of comparable special purpose acquisition companies who were pre-business combination, included similar rights coverage as part of their units that were publicly trading, and had consummated their initial public offerings within six months of the valuation date. Utilizing this criteria, a right price of $0.220, reflective of the market approach, was selected. A right price of $0.275 was determined through the income approach, and after taking the weighted average of the two right prices determined the fair value of a Public Right was $0.248.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2026, the balance sheet date, up to the date the accompanying unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the accompanying unaudited financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since September 10, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $56,399, which consisted of $356,899 of income earned on cash and marketable securities held in the Trust Account, $527 of interest income earned on bank account, offset by $93,977 of formation, general and administrative expenses, $110,865 of legal and accounting expenses, $8,049 of insurance expense, $84,910 of listing fees, and $3,226 of administrative services fee – related party.

For the six months ended June 30, 2026, we had net income of $33,192, which consisted of $356,899 of income earned on cash and marketable securities held in the Trust Account, $830 of interest income earned on bank account, offset by $117,487 of formation, general and administrative expenses, $110,865 of legal and accounting expenses, $8,049 of insurance expense, $84,910 of listing fees, and $3,226 of administrative services fee – related party.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026 and December 31, 2025, we had $450,949 and $44,390 of cash, respectively, and a working capital (deficit) of $467,217 and $(205,605), respectively.

For the six months ended June 30, 2026, net cash used in operating activities was $315,325. Net income of $33,192 was increased by a $8,382 increase in operating assets and liabilities, offset by $356,899 of interest income on the Trust Account.

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

Founder Shares

On September 30, 2025, the Company issued an aggregate of 3,828,082 Founder Shares in exchange for a $25,000 payment (approximately $0.008 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 499,315 of the Founder Shares were subject to complete or partial forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised.

Prior to the Initial Public Offering, the Sponsor granted membership interests to each of three directors of the Company, the Chief Financial Officer (“CFO”), and the Chief Executive Officer (“CEO”). The membership interests received in the Sponsor correspond to an aggregate of 778,000 Founder Shares, to be distributed to the directors, CFO, and CEO upon consummation of a Business Combination. Each Founder Share will automatically convert to one Class A Ordinary Share concurrently with or immediately following the consummation of a Business Combination. The Sponsor will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination, after which the Sponsor will distribute to each holder of the membership interests its share of the Founder Shares, subject to applicable lock-up restrictions.

The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 778,000 Founder Shares granted to the Company’s directors was $700,000 or $0.90 per share. 728,000 of the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized related to these 728,000 Founder Shares. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified). The remaining 50,000 Founder Shares that were granted to a director were fully vested on the grant date and related to the recipient’s contributions to the launch of the SPAC through the date of the Initial Public Offering, with no additional performance conditions.

The Founder Shares are identical to the Public Shares included in the Units that were sold in the Initial Public Offering except that the Founder Shares automatically convert into Class A Ordinary Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination). The Sponsor agreed to forfeit up to an aggregate of 499,315 Founder Shares to the extent that the Over-Allotment Option is not exercised in full by the Underwriters so that the Founder Shares will represent approximately 27% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering (excluding the Private Placement Shares and representative shares). On May 22, 2026, the Over-Allotment Option was partially exercised as part of the closing of the Initial Public Offering, and the Underwriters waived the remainder of their Over-Allotment Option. As such, 443,836 Class B Ordinary Shares are no longer subject to forfeiture and the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares on May 22, 2026.

The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within 12 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

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

IPO Promissory Note — Related Party

On September 30, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The IPO Promissory Note is non-interest bearing and payable on the earlier of June 30, 2026 or the date on which the Company consummates the Initial Public Offering. As of the consummation of the Initial Public Offering, the Company borrowed $237,689 under the IPO Promissory Note. In connection with the consummation of the Initial Public Offering and Private Placement on May 22, 2026, $262,389 of proceeds were used to repay the IPO Promissory Note in full, resulting in an overpayment of $24,700. As of June 30, 2026, borrowings under the IPO Promissory are no longer available subsequent to the consummation of the Initial Public Offering.

Due From Related Party

We have a $21,725 receivable from the Sponsor as of June 30, 2026 related to payments made on behalf of the Sponsor of $250, as well as an overpayment of $24,700 related to the IPO Promissory Note noted above, and offset by administrative services fee payable of $3,225. The amounts are expected to be repaid in full.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026 and December 31, 2025, the Company had no borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that the Company does not have sufficient liquidity to meet its current obligations which is considered to be one year from the date of the issuance of the unaudited financial statements. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 22, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 20, 2026, and until the completion of our Business Combination or liquidation, we may reimburse our Sponsor $2,083 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement.

Underwriting Agreement

We granted the Underwriters a 30-day option from the date of the Initial Public Offering to purchase up to an additional 1,350,000 Option Units to cover over-allotments, if any. On May 22, 2026 the Underwriters partially exercised their Over-Allotment Option. The Underwriters waived and forfeited the remainder of their Over-Allotment Option to purchase up to an additional 150,000 Option Units on May 22, 2026.

The Underwriters were paid a cash underwriting discount of $0.15 per Unit, or $1,530,000 in the aggregate, upon the closing of the Initial Public Offering.

Representative Shares

We issued 450,000 Representative Shares to the Underwriters or their designees, at the consummation of the Initial Public Offering. We account for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. The holders of the Representative Shares have agreed not to transfer, assign or sell any such Representative Shares without prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the initial Business Combination within the Combination Period.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to a lack of properly designed, implemented, and effectively operating controls.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on June 25, 2026. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2026	APERTURE AC

	By:	/s/ Calvin Kung
	Name:	Calvin Kung
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Daniel Zhao
	Name:	Daniel Zhao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)