Form 10-Q
period 2026-09-30
Aperture AC
filed 2026-11-13
CIK 2093524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, there were 10,961,000 Class A Ordinary Shares, par value $0.0001 per share, and 3,772,603 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

APERTURE AC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Unaudited Balance Sheets as of September 30, 2026 and December 31, 2025	1

	Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from September 10, 2025 (Inception) through September 30, 2025	2

	Unaudited Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and for the Period from September 10, 2025 (Inception) through September 30, 2025	3

	Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from September 10, 2025 (Inception) through September 30, 2025	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33

Item 4.	Controls and Procedures.	33

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	34

Item 1A.	Risk Factors.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3.	Defaults Upon Senior Securities.	35

Item 4.	Mine Safety Disclosures.	35

Item 5.	Other Information.	35

Item 6.	Exhibits.	36

SIGNATURES		37

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 20, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Atlantic” are to Atlantic HPC Group Inc, a Delaware corporation;
●	“Atlantic BCA” are to the Business Combination Agreement, dated September 10, 2026, we entered into with (i) Atlantic and (ii) Merger Sub;
●	“Atlantic Business Combination” are to the transactions contemplated by the Atlantic BCA and the related ancillary documents, collectively;
●	“Atlantic Registration Statement” are to the Registration Statement on Form S-4 to be filed with the SEC in connection with the Atlantic Business Combination, which will include a preliminary proxy statement/prospectus;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 12-month period, from the closing of the Initial Public Offering (as defined below) to May 22, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Aperture AC, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., one of the Underwriters (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are (i) to the 3,828,082 Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc, one of the Underwriters;

●	“IB Capital” are to IB Capital LLC, one of and the representative of the Underwriters;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 22, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $500,000 issued to our Sponsor on September 30, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on November 17, 2025, as amended, and declared effective on May 14, 2026 (File No. 333-291583);

●	“Letter Agreement” are to the Letter Agreement, dated May 20, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Merger Sub” are to AP Ocean Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,200,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 30-day option that the Underwriters had to purchase up to an additional 1,350,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and the Underwriters in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and the Underwriters in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and the Underwriters in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 20, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated May 20, 2026, which we entered into with the Underwriters, together;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-fourth (1/4) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 20, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Representative Shares” are to the 450,000 Class A Ordinary Shares that were issued to IB Capital for a purchase price of $0.01 per share;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Rights Agreement” are to the Share Rights Agreement, dated May 20, 2026, which we entered into with Continental, as Rights agent;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Aperture Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $102,255,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 20, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to EarlyBirdCapital, IB Capital and I-Bankers, the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 20, 2026, which we entered into with IB Capital, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

APERTURE AC

UNAUDITED BALANCE SHEETS

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash	$172,161	$44,390
Prepaid expenses - current	73,518	7,744
Due from related party	15,625	—
Total current assets	261,304	52,134
Deferred offering costs	—	167,333
Marketable securities held in Trust Account	103,549,504	—
Total Assets	$103,810,808	$219,467

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$479,183	$50
Accrued expenses	127,447	—
Accrued offering costs	—	30,000
IPO Promissory Note – related party	—	227,689
Total current liabilities	606,630	257,739
Total Liabilities	606,630	257,739

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 10,200,000 and no shares issued and outstanding, at redemption value $10.15 and $0.00 per share, as of September 30, 2026 and December 31, 2025, respectively	103,549,504	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 761,000 and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	76	—
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized; 3,772,603(1) and 3,828,082(2) shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	377	383
Additional paid-in capital	—	24,617
Accumulated deficit	(345,779)	(63,272)
Total Shareholders’ Deficit	(345,326)	(38,272)
Total Liabilities and Shareholders’ Deficit	$103,810,808	$219,467

(1)	The Underwriters partially exercised their Over-Allotment Option on May 22, 2026, resulting in 443,836 Class B Ordinary Shares no longer subject to forfeiture (Note 6). Additionally, on May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares.
(2)	Includes an aggregate of up to 499,315 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	For the Period From September 10, 2025 (Inception) Through September 30, 2025
Operating expenses:
Formation, general and administrative expenses	$67,187	$184,674	$32,246
Legal and accounting expenses	700,882	811,747	—
Insurance expense	18,513	26,562
Listing fees	23,378	108,288
Administrative services fee – related party	6,250	9,476	—
Total operating expenses	(816,210)	(1,140,747)	(32,246)
Loss from operations	(816,210)	(1,140,747)	(32,246)

Other income:
Interest earned on bank account	3,667	4,497	—
Interest earned on marketable securities held in Trust Account	937,605	1,294,504	—
Total other income	941,272	1,299,001	—
Net income (loss)	$125,062	$158,254	$(32,246)

Basic and diluted weighted average shares outstanding of redeemable Class A Ordinary Shares	10,200,000	4,894,505	—
Basic and diluted net income (loss) per share, redeemable Class A Ordinary Shares	$0.01	$0.02	$—
Basic and diluted weighted average shares outstanding of non-redeemable Class A Ordinary Shares	761,000	365,168	—
Basic and diluted net income (loss) per share, non-redeemable Class A Ordinary Shares	$0.01	$0.02	$—
Basic weighted average shares outstanding of non-redeemable Class B Ordinary Shares (1)(2)	3,772,603	3,541,743	3,328,767
Basic net income (loss) per share, non-redeemable Class B Ordinary Shares	$0.01	$0.02	$(0.01)
Diluted weighted average shares outstanding of non-redeemable Class B Ordinary Shares (1)(2)	3,772,603	3,624,658	3,328,767
Diluted net income (loss) per share, non-redeemable Class B Ordinary Shares	$0.01	$0.02	$(0.01)

(1)	The Underwriters partially exercised their Over-Allotment Option on May 22, 2026, resulting in 443,836 Class B Ordinary Shares no longer subject to forfeiture (Note 6). Additionally, on May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares in connection with the Underwriters’ waiver of the unexercised portion of the Over-Allotment Option.
(2)	Includes an aggregate of up to 499,315 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A ordinary shares subject to possible redemption		Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2026(1)	—	$—	—	$—	3,828,082	$383	$24,617	$(63,272)	$(38,272)
Net loss	—	—	—	—	—	—	—	(23,207)	(23,207)
Balance – March 31, 2026(1)	—	—	—	—	3,828,082	383	24,617	(86,479)	(61,479)
Sale of Units in Initial Public Offering	10,200,000	93,179,569	—	—	—	—	2,520,660	—	2,520,660
Allocated value of transaction costs to right	—	—	—	—	—	—	(159,627)	—	(159,627)
Sale of Private Placement Units	—	—	311,000	31	—	—	3,109,969	—	3,110,000
Issuance of representative shares	—	—	450,000	45	—	—	4,388,749	—	4,388,794
Share based compensation	—	—	—	—	—	—	44,800	—	44,800
Forfeiture of Founder Shares	—	—	—	—	(55,479)	(6)	6	—	—
Accretion of Class A Ordinary Shares to redemption value	—	9,075,431	—	—	—	—	(9,075,431)	—	(9,075,431)
Remeasurement of Class A Ordinary Shares subject to possible redemption	—	356,899	—	—	—	—	(356,899)	—	(356,899)
Net income	—	—	—	—	—	—	—	56,399	56,399
Balance – June 30, 2026(2)	10,200,000	$102,611,899	761,000	$76	3,772,603	$377	$496,844	$(30,080)	$467,217
Remeasurement of Class A Ordinary Shares subject to possible redemption	—	937,605	—	—	—	—	(496,844)	(440,761)	(937,605)
Net income	—	—	—	—	—	—	—	125,062	125,062
Balance – September 30, 2026	10,200,000	$103,549,504	761,000	$76	3,772,603	$377	$—	$(345,779)	$(345,326)

FOR THE PERIOD FROM SEPTEMBER 10, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – September 10, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor(1)	3,828,082	383	24,617	—	25,000
Net loss	—	—	—	(32,246)	(32,246)
Balance – September 30, 2025	3,828,082	$383	$24,617	$(32,246)	$(7,246)

(1)	Includes an aggregate of up to 499,315 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 6).
(2)	The Underwriters partially exercised their Over-Allotment Option on May 22, 2026, resulting in 443,836 Class B Ordinary Shares no longer subject to forfeiture (Note 6). Additionally, on May 22, 2026, the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares in connection with the Underwriters’ waiver of the unexercised portion of the Over-Allotment Option.

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2026	For the Period From September 10, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$158,254	$(32,246)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,294,504)	—
Payment of formation costs through IPO Promissory Note – related party	—	6,046
Changes in operating assets and liabilities:
Prepaid expenses	(73,518)	—
Due from related party	9,075	—
Accounts payable	479,133	25,750
Accrued expenses	127,447	450
Net cash used in operating activities	(594,113)	—

Cash Flows from Investing Activities:
Investment in Trust Account	(102,255,000)	—
Net cash used in investing activities	(102,255,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	102,000,000	—
Proceeds from sale of Private Placement Units	3,110,000	—
Payment of underwriter fees & commissions	(1,530,000)	—
Proceeds from promissory note – related party	10,000	—
Payment of promissory note – related party	(262,389)	—
Payment of offering costs	(350,727)	—
Net cash provided by financing activities	102,976,884	—

Net change in cash	127,771	—
Cash – beginning of period	44,390	—
Cash – end of period	$172,161	$—

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A Ordinary Shares to redemption value	$9,075,431	$—
Remeasurement of Class A Ordinary Shares to redemption value	$1,294,504	$—
Deferred offering costs included in prepaid expenses	$7,744	$—
Deferred offering costs included in accrued offering costs	$10,916	$—
Offering costs associated with transfer of Founder Shares	$44,800	$—
Forfeiture of Founder Shares	$6	$—
Prepaid expenses paid via IPO Promissory Note – related party	$—	$11,354
Offering costs paid by shareholders in exchange for issuance of Class B Ordinary Shares	$—	$7,600
Offering costs paid via IPO Promissory Note – related party	$—	$37,500

The accompanying notes are an integral part of these unaudited financial statements.

APERTURE AC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not yet commenced any operations. All activity for the period from September 10, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Atlantic Business Combination

General Description of the Business Combination Agreement

On September 10, 2026, the Company entered into the Atlantic BCA with Atlantic, Merger Sub, the Sponsor, in the capacity as the representative for our shareholders (the “SPAC Representative”) and AHPC Holding LLC, in the capacity as representative for the stockholders of Atlantic (the “Seller Representative”). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Atlantic BCA.

Pursuant to the Atlantic BCA and subject to the terms and conditions set forth therein, (i) on or prior to the consummation (the “Closing”, and the date and time of the Closing, the “Closing Date”), of the transactions contemplated by the Atlantic BCA, the Company will de-register from the Register of Companies of the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation pursuant to Part 12 of the Companies Act (Revised) of the Cayman Islands and the applicable provisions of the General Corporation Law of the State of Delaware (the “Domestication”); and (ii) following the Domestication, Merger Sub will merge with and into Atlantic, with Atlantic continuing as the surviving entity (the “Merger”) and, as a result of which, shares of common stock of Atlantic, par value $0.0001 per share (the “Atlantic Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than certain excluded securities and dissenting shares, shall no longer be outstanding and shall automatically be cancelled and cease to exist in exchange for the right to receive a number of shares of our common stock, par value $0.0001 per share (the “SPAC Common Stock”) with an aggregate value equal to One Hundred and Fifty Million U.S. Dollars ($150,000,000), with each share valued at $10.00. As a result of the Merger and the other transactions contemplated by the Atlantic BCA, Atlantic will become our wholly owned subsidiary, all upon the terms and subject to the conditions set forth in the Atlantic BCA.

Consideration

The aggregate consideration to be delivered to the stockholders of Atlantic (the “Atlantic Stockholders”) as of the Effective Time will be a number of shares of SPAC Common Stock with an aggregate value equal to $150,000,000 (the “Merger Consideration”), with each share valued at $10.00. Each holder of Atlantic Common Stock is entitled to receive its pro rata share of the Merger Consideration.

The Atlantic BCA also provides for an earnout of up to an additional 6,000,000 shares of SPAC Common Stock (the “Earnout Shares”) to the Atlantic Stockholders as additional consideration, based on the achievement of the Share Price Milestones or the Lease Milestone (as defined below), as applicable, during the period commencing on the Closing Date and ending on the fifth anniversary thereof (the “Earnout Period”). If, at any time from the date of the Atlantic BCA through the expiration of the Earnout Period, Atlantic (or, following the Closing, us) executes a binding, arm’s-length lease for the entire Phase I capacity (five megawatt) of Atlantic’s data center, with a tenant that is not an affiliate of Atlantic and whose obligations thereunder are not funded or guaranteed by Atlantic or any of its stockholders, and such lease contains an initial non-cancelable term of at least seven (7) years (the “Lease Milestone”), the Atlantic Stockholders shall be entitled to receive an aggregate of 3,000,000 Earnout Shares. If the Lease Milestone is achieved prior to the Closing, the corresponding Earnout Shares shall be issued at the Closing together with the base Merger Consideration.

With respect to Share Price Milestones, during the Earnout Period, the Earnout Shares shall vest and be issued as follows:

●	if the volume weighted average price of SPAC Common Stock (the “VWAP”) over any three (3) consecutive calendar months (approximately sixty-three (63) trading days) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and similar transactions after the Closing) (the “Tier I Share Price Milestone”), the Atlantic Stockholders shall be entitled to receive 1,500,000 Earnout Shares; and

●	if the VWAP over any three (3) consecutive calendar months (approximately sixty-three (63) trading days) equals or exceeds $15.00 per share (as so adjusted) (the “Tier II Share Price Milestone”, and together with the Tier I Share Price Milestone, the “Share Price Milestones”), the Atlantic Stockholders shall be entitled to receive an additional 1,500,000 Earnout Shares.

The Share Price Milestones will be tested monthly beginning with the third full calendar month after the Closing, and will be achieved only if, over the applicable measurement period, the public float of SPAC Common Stock held by our non-affiliates is at least 2,000,000 shares and the average daily trading volume of SPAC Common Stock is at least 50,000 shares (excluding, in each case, trades by the pre-Closing Atlantic Stockholders and their affiliates). Achievement of the Tier II Share Price Milestone will be deemed to include achievement of the Tier I Share Price Milestone if not previously achieved. If a Change of Control (as defined in the Atlantic BCA) occurs during the Earnout Period, any Share Price Milestone not previously achieved will be deemed achieved if the per-share consideration payable to holders of SPAC Common Stock in such transaction equals or exceeds the applicable Share Price Milestone threshold. Once issued, Earnout Shares are not subject to clawback or forfeiture.

Representations and Warranties

The Atlantic BCA contains representations and warranties that are reasonably customary for similar transactions that are made by the parties as of the date of the Atlantic BCA, or other specified dates, solely for the benefit of certain of the parties to the Atlantic BCA, and in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Atlantic BCA or in information provided pursuant to certain disclosure schedules to the Atlantic BCA. “Material Adverse Effect” means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon (i) the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or (ii) the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the Atlantic Business Combination, subject to customary exceptions.

No Survival

The representations and warranties of the parties contained in the Atlantic BCA terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Atlantic BCA do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party to the Atlantic BCA has agreed to use its commercially reasonable efforts, and to cooperate fully with one another, to consummate the Atlantic Business Combination. The Atlantic BCA also contains certain customary covenants by each of the parties that apply during the period between the signing of the Atlantic BCA and the earlier of the Closing or the termination of the Atlantic BCA (the “Interim Period”), including (i) the provision of access to the applicable party’s properties, books and personnel; (ii) the operation of the parties’ respective businesses in the ordinary course of business; (iii) the current and timely filing of our public filings; (iv) no insider trading; (v) notifications to the other parties of certain breaches, consent requirements and other matters; (vi) obtaining third-party and regulatory approvals; (vii) tax matters; (viii) further assurances; (ix) public announcements; (x) confidentiality; (xi) corporate governance and diligence matters, and (xii) other covenants. The Atlantic BCA also contains certain customary post-Closing covenants, including, without limitation, in regard to (1) tax matters; (2) the maintenance of books and records; and (3) the indemnification of directors and officers.

Additionally, both the Company and Atlantic agreed that they will not solicit or enter into a competing alternative transaction, in accordance with customary terms and provisions set forth in the Atlantic BCA.

The Company and Atlantic will, as promptly as practicable after the date of the Atlantic BCA, prepare and file with the SEC, a registration statement on Form S-4 in connection with the registration under the Securities Act of 1933, of the Company’s securities to be issued pursuant to the Atlantic BCA, and containing a proxy statement/prospectus for the solicitation of proxies from our shareholders to approve the Atlantic BCA, the Atlantic Business Combination and related matters at an extraordinary general meeting of our shareholders (the “SPAC Special Meeting”), and providing the Company’s public shareholders with an opportunity to request redemption of their public shares in connection with the Atlantic Business Combination (the “Redemption”), as required by the Company’s Amended and Restated Articles and the IPO Registration Statement.

As promptly as practicable after the Atlantic Registration Statement has become effective and distributed by the Company (and in all cases within ten days following such date), Atlantic will either (a) call a meeting of its stockholders (“Atlantic Special Meeting”) to obtain the Required Atlantic Stockholder Approval, and Atlantic shall use its reasonable best efforts to solicit from its stockholders proxies in favor of the Required Atlantic Stockholder Approval prior to such Atlantic Special Meeting, or (b) solicit from the Atlantic Stockholders a written consent in lieu of a meeting pursuant to Section 228(a) of the DGCL authorizing, approving and adopting the Atlantic BCA and the transactions contemplated thereby, including the Merger (such written consent, the “Atlantic Written Consent”), and Atlantic shall use its reasonable best efforts to obtain the Required Atlantic Stockholder Approval by delivery of the Atlantic Written Consent.

The parties shall take all action necessary so that, effective at the Closing, our post-Closing board of directors (the “Post-Closing Board”) will consist of five individuals, one will be designated by us (or the Sponsor), will be required to qualify as an independent director under the rules of the applicable Stock Exchange and will be reasonably acceptable to Atlantic, and four persons will be designated by Atlantic (at least two of whom shall be independent directors required to qualify as independent directors under the rules of the applicable Stock Exchange). In addition, at or prior to the Closing, we will enter into customary director indemnification agreements with each member of the Post-Closing Board.

During the Interim Period, us and Atlantic shall use the Company’s respective resources and commercially reasonable efforts to minimize redemptions by public shareholders in connection with the Closing, including by using commercially reasonable efforts to enter into written non-redemption agreements with public shareholders, on such terms as the Company and Atlantic shall mutually agree; provided that, in no event shall the Sponsor be required to transfer or forfeit any of its Founder Shares or any other of our securities in support of such efforts.

Conditions to Closing

The obligations of the parties to consummate the Atlantic Business Combination are subject to various conditions, including the following mutual conditions of the parties, unless waived: (i) the approval of the Atlantic BCA and the Atlantic Business Combination and related matters by the requisite vote of each of the Company’s shareholders and Atlantic’s stockholders; (ii) the expiration or termination of any waiting period applicable to the consummation of the Atlantic BCA under any antitrust laws; (iii) obtaining applicable regulatory approvals; (iv) no law or order preventing or prohibiting the Atlantic Business Combination; (v) appointment of the Post-Closing Board consistent with the requirements of the Atlantic BCA; (vi) the effectiveness of the Atlantic Registration Statement; (vii) the Domestication shall have been completed; (viii) the Amended SPAC Charter shall have been adopted in a form satisfactory to the Company and Atlantic; (ix) the SPAC Common Stock shall have been approved for listing on a Stock Exchange upon the Closing; and (x) the Company having adopted, on or prior to the Closing, an incentive plan substantially in the form attached to the Atlantic BCA.

In addition, unless waived by Atlantic, the obligations of Atlantic to consummate the Atlantic Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of the Company set forth in the Atlantic BCA and in any certificate delivered by or on behalf of the Company pursuant thereto being true and correct on and as of the date of the Atlantic BCA and on and as of the Closing Date as if made on the Closing Date; (ii) the Company and the SPAC Representative having performed in all material respects their respective obligations and complied in all material respects with the covenants and agreements under the Atlantic BCA required to be performed or complied with by them on or prior to the Closing Date; (iii) the Sponsor Support Agreement being in full force and effect in accordance with its terms as of the Closing; and (iv) the Company having delivered certain other documents as set forth in the Atlantic BCA.

Unless waived by the Company, our obligations to consummate the Atlantic Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of Atlantic set forth in the Atlantic BCA and in any certificate delivered by or on behalf of Atlantic pursuant thereto being true and correct on and as of the date of the Atlantic BCA and on and as of the Closing Date as if made on the Closing Date; (ii) Atlantic having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the Atlantic BCA required to be performed or complied with on or prior to the Closing Date; (iii) no Material Adverse Effect having occurred with respect to Atlantic since the date of the Atlantic BCA; (iv) the Company Support Agreement, the Non-Competition Agreements, each Lock-Up Agreement and the Insider Letter Amendment being in full force and effect as of the Closing; (v) Atlantic having delivered evidence reasonably acceptable to the Company that the contracts set forth on Schedule 6.3(e) have been terminated as of immediately prior to the Effective Time; (vi) the Company having received employment agreements, in each case effective as of the Closing, in form and substance reasonably acceptable to the Company; (vii) the Amended Registration Rights Agreement and the other applicable Ancillary Documents having been delivered to the Company; and (viii) the supplemental engagement letter in connection with financial reporting support having been delivered to the Company.

Termination

The Atlantic BCA may be terminated at any time prior to the Closing by either the Company or Atlantic if the Closing does not occur by May 22, 2027 (the “Outside Date”); provided that if the Company obtains, prior to the Outside Date, the approval of the Company’s shareholders for an extension (the “Extension”) of the deadline by which we must complete the Atlantic Business Combination, then the Outside Date shall automatically be extended for an additional period ending on the last date then in effect for the Company to consummate the Atlantic Business Combination pursuant to the Extension.

The Atlantic BCA may also be terminated under certain other customary and limited circumstances at any time prior to the Closing, including, among other reasons: (i) by mutual written consent of the Company and Atlantic; (ii) by written notice by either the Company or Atlantic to the other if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Atlantic Business Combination, and such order or other action has become final and non-appealable; (iii) by Atlantic, following certain uncured breaches by the Company of our representations, warranties, covenants or agreements that would result in the failure of specified closing conditions; (iv) by the Company, following certain uncured breaches by Atlantic of its representations, warranties, covenants or agreements that would result in the failure of specified closing conditions; (v) by the Company, if there shall have been a Material Adverse Effect on the Target Companies following the date of the Atlantic BCA which is uncured and continuing; (vi) by either Atlantic or the Company if the SPAC Extraordinary General Meeting is held and the Required SPAC Shareholder Approval is not obtained; or (vii) by either Atlantic or the Company if the Atlantic Special Meeting is held and the Required Atlantic Stockholder Approval is not obtained, or if Atlantic solicits the Atlantic Written Consent and the Atlantic Stockholders holding a sufficient number of shares to constitute the Required Atlantic Stockholder Approval fail to deliver the Atlantic Written Consent within fifteen (15) Business Days following the date on which the Company first solicits such consent, subject to the limitations set forth in the Atlantic BCA.

If the Atlantic BCA is terminated, all further obligations of the parties under the Atlantic BCA (except for certain obligations related to public announcements, confidentiality, effect of termination, fees and expenses, trust account waiver, and customary miscellaneous provisions) will terminate, and no party to the Atlantic BCA will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Atlantic BCA prior to such termination.

Fees and Expenses

All expenses incurred in connection with the Atlantic BCA and the transactions contemplated thereby prior to the date of the Atlantic BCA shall be paid by the party incurring such expenses; and from and after the date of the Atlantic BCA and prior to the Closing, all of the Company’s reasonable expenses incurred during such period in connection with the Atlantic BCA and the transactions contemplated thereby shall be the responsibility of Atlantic, regardless of whether the Closing occurs; provided that (i) if the Closing occurs, the combined public company will be responsible for, and will pay or reimburse the Company for, the unpaid expenses incurred by the Company from available funds, including cash remaining in the Trust Account after payment of the Redemption and the proceeds of any Transaction Financing, to the extent that the Company has first exhausted all of the Company’s available working capital maintained outside of the Trust Account, (ii) all fees, costs and expenses (including filing fees) under any applicable antitrust laws shall be shared equally between the parties, (iii) all fees, costs and expenses (including filing fees and printer costs) in connection with filing the Atlantic Registration Statement shall be shared equally between the parties, and (iv) all fees, costs and expenses (including filing fees) in connection with a stock exchange listing application shall be shared equally between the parties. Atlantic shall fund the Company’s expenses payable prior to the Closing by making loans to the Company under a single unsecured, non-interest bearing promissory note, in a form to be mutually agreed by the Company and Atlantic during the Interim Period, up to an aggregate outstanding principal amount of One Million Dollars ($1,000,000). As of September 30, 2026, no amounts were drawn under the agreement.

Trust Account Waiver

Each of Atlantic and Seller Representative agreed that it and its respective affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public shareholders, and has agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Governing Law

The Atlantic BCA is governed by Delaware law, and the parties are subject to the exclusive jurisdiction of the Court of Chancery of the State of Delaware in and for New Castle County, Delaware or, if such court does not have jurisdiction, any federal court located in the State of Delaware or other Delaware state court (or, in each case, any appellate court thereof); provided that our internal corporate and constitutional matters prior to the Domestication shall be governed by the Laws of the Cayman Islands.

Related Agreements

Company Support Agreement

Simultaneously with the execution of the Atlantic BCA, AHPC Holding LLC (the “Atlantic Support Stockholder”), a significant stockholder of Atlantic holding capital stock of Atlantic sufficient to approve the adoption of Atlantic BCA and approve the Merger and the other transactions contemplated by the Atlantic BCA, entered into a voting and support agreement (the “Atlantic Support Agreement”), pursuant to which, among other things, the Atlantic Support Stockholder agreed to vote its shares of capital stock of Atlantic (the “Subject Stock”) in favor of the adoption of the Atlantic BCA, the ancillary documents, the approval of the Merger and the Atlantic Business Combination, and any amendments to the Atlantic’s organizational documents in connection therewith, subject to certain customary conditions. The Atlantic Support Stockholder also agreed to take certain other actions in support of the Atlantic BCA and the Atlantic Business Combination, including executing and delivering certain ancillary documents contemplated by the Atlantic BCA, and to refrain from taking actions that would adversely affect its ability to perform Atlantic Support Stockholder’s obligations under the Atlantic Support Agreement, and the Atlantic Support Stockholder unconditionally and irrevocably waived any and all pre-emption rights, rights of first offer, rights of first refusal, rights of participation, tag-along rights and all other similar rights that the Atlantic Support Stockholder may have in respect of the Atlantic Business Combination. The Atlantic Support Stockholder also agreed not to transfer its Subject Stock during the period from and including the date of the Atlantic Support Agreement and through and including the date on which the Atlantic Support Agreement is terminated, subject to certain customary exceptions.

Sponsor Support Agreement

Simultaneously with the execution of the Atlantic BCA, the Company, Atlantic and the Sponsor entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, to (A) vote in favor of, take all actions necessary to consummate and otherwise support, the Atlantic Business Combination, and (B) waive any anti-dilution or similar protection with respect to the Founder Shares. In addition to the foregoing, the Sponsor Support Agreement provides that the Sponsor shall fully comply with the transfer restrictions set forth in the Insider Letter (as defined below) with respect to our securities held by the Sponsor, subject to certain limited exceptions set forth in the Insider Letter.

Lock-Up Agreements

Simultaneously with the execution of the Atlantic BCA, all stockholders of Atlantic, including officers or directors of Atlantic who own shares of Atlantic Common Stock, entered into a lock-up agreement (each, a “Lock-Up Agreement”) with the Company and the SPAC Representative, pursuant to which 70% of the shares of SPAC Common Stock received by each such Atlantic Stockholder as Merger Consideration will be subject to transfer restrictions for a period commencing from the Closing and ending on the date that is six months after the Closing Date (subject to early release on the earlier of (x) the date on which the closing price of the SPAC Common Stock equals or exceeds $15.00 for any 20 trading days within any 30 trading day period after the Closing and (y) the date after the Closing on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares for cash, securities or other property), subject to certain customary transfer exceptions.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution and delivery of the Atlantic BCA, each of Jacqueline Jiang and Tian Sheng Tan (each, a “Subject Party”) entered into a Non-Competition and Non-Solicitation Agreement (each, a “Non-Competition Agreement”) in favor of the Company and Atlantic (the “Covered Parties”), pursuant to which each Subject Party agreed for a period of three years after the Closing not to compete with the Covered Parties and not to solicit the employees, customers and suppliers of the Covered Parties, subject to the limitations set forth in the applicable Non-Competition Agreement.

Insider Letter Amendment

Simultaneously with the execution of the Atlantic BCA, the Company, the Sponsor, the Company’s directors and officers and IB Capital, entered into an amendment (the “Insider Letter Amendment”) to the Letter Agreement. The Insider Letter Amendment provides that, effective upon the Closing, the transfer restrictions set forth in the Letter Agreement will not apply to 30% of each of the Founder Shares, Private Placement Shares and shares issued in exchange for the Private Placement Rights in connection with the Closing, in each case held by the Sponsor and each Insider.

See Form 8-K filed with the SEC on September 16, 2026 for further discussion on the Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, and December 31, 2025, the Company had $172,161 and $44,390 of cash and a working capital deficit of $345,326 and $205,605, respectively.

The Company has until May 22, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Further, the Company expects to incur significant costs in pursuit of a Business Combination. Management’s plans to address the Company’s liquidity shortfall include utilizing the expense-funding arrangements under the Business Combination Agreement with Atlantic, seeking additional Working Capital Loans as necessary, and completing the proposed Business Combination within the Combination Period. The agreement with Atlantic provides for Atlantic to fund eligible expenses through an unsecured, non-interest-bearing promissory note with an aggregate outstanding principal limit of $1,000,000. As of September 30, 2026, no amounts were drawn under the agreement. In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of Management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 29, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $172,161 and $44,390 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

At September 30, 2026, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these marketable securities are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of September 30, 2026 and December 31, 2025, the Company reported 103,549,504 and $0 in marketable securities held in the Trust Account, respectively.

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

Net Income Per Ordinary Share

The Company has two classes of shares, non-redeemable Class A Ordinary Shares and Class B Ordinary Shares and redeemable Class A Ordinary Shares.

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations include a presentation of income per redeemable Class A Ordinary Shares and income per non-redeemable Class A Ordinary Shares and Class B Ordinary Shares following the two-class method of income per Ordinary Shares. In order to determine the net income attributable to both the redeemable Class A Ordinary Shares and non-redeemable Ordinary Shares, the Company first considered the total income allocable to both classes of Ordinary Shares. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, income earned on marketable securities and cash held in Trust Account is economically attributable to redeemable Class A Ordinary Shares. As such, any remeasurement of the redeemable Class A Ordinary Shares as a result of income earned on marketable securities and cash held in Trust Account was treated as dividends paid to the Public Shareholders and is reflected as an adjustment through accretion applicable to remeasurement of Class A Ordinary Shares to redemption value. Subsequent to calculating the total income allocable to both classes of ordinary shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the redeemable Class A ordinary shares and for the non-redeemable ordinary shares for the three and nine months ended September 30, 2026.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares for the three and nine months ended September 30, 2026:

	Basic
	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Class A Ordinary Shares subject to possible redemption
Numerator:
Net income attributable to Class A Ordinary Shares subject to possible redemption	$86,579	$88,006
Denominator:
Basic weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	10,200,000	4,894,505
Basic net income per share, Class A Ordinary Shares subject to possible redemption	$0.01	$0.02

	Diluted
	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Class A Ordinary Shares subject to possible redemption
Numerator:
Net income attributable to Class A Ordinary Shares subject to possible redemption	$86,579	$87,184
Denominator:
Diluted weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	10,200,000	4,894,505
Diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.01	$0.02

	Basic
	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Non-Redeemable Class A Ordinary Shares
Numerator:
Net income attributable to Non-Redeemable Class A Ordinary Shares	$6,460	$6,566
Denominator:
Basic weighted average shares outstanding, Non-Redeemable Class A Ordinary Shares	761,000	365,168
Basic net income per share, Non-Redeemable Class A Ordinary Shares	$0.01	$0.02

	Diluted
	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Non-Redeemable Class A Ordinary Shares
Numerator:
Net income attributable to Non-Redeemable Class A Ordinary Shares	$6,460	$6,505
Denominator:
Diluted weighted average shares outstanding, Non-Redeemable Class A Ordinary Shares	761,000	365,168
Diluted net income per share, Non-Redeemable Class A Ordinary Shares	$0.01	$0.02

	Basic
	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Non-Redeemable Class B Ordinary Shares
Numerator:
Net income attributable to Non-Redeemable Class B Ordinary Shares	$32,023	$63,682
Denominator:
Basic weighted average shares outstanding, Non-Redeemable Class B Ordinary Shares	3,772,603	3,541,743
Basic net income per share, Non-Redeemable Class B Ordinary Shares	$0.01	$0.02

	Diluted
	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Non-Redeemable Class B Ordinary Shares
Numerator:
Net income attributable to Non-Redeemable Class B Ordinary Shares	$32,023	$64,565
Denominator:
Diluted weighted average shares outstanding, Non-Redeemable Class B Ordinary Shares	3,772,603	3,624,658
Diluted net income per share, Non-Redeemable Class B Ordinary Shares	$0.01	$0.02

For the period from September 10, 2025 (inception) through September 30, 2025, there were no Class A Redeemable shares outstanding or Class A Non-redeemable shares outstanding. As such, net loss per Class B Non-redeemable shares was calculated by dividing net loss of $32,246 into 3,328,767 Class B Non-redeemable shares, or $(0.01) per share.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary Shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, Ordinary Shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the Class A Ordinary Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 10,200,000 Class A Ordinary Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights), the initial carrying value of Class A Ordinary Shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to additional paid-in capital, or in absence of additional paid-in capital, accumulated deficit). Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2026, the Class A Ordinary Shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$102,000,000
Less:
Proceeds allocated to Public Rights	(2,361,033)
Offering costs allocated to Class A Ordinary Shares subject to possible redemption	(6,299,771)
Offering costs allocated to Public Rights	(159,627)
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	9,075,431
Remeasurement of Class A Ordinary Shares to redemption value	1,294,504
Class A Ordinary Shares subject to possible redemption at September 30, 2026	$103,549,504

Share Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Rights as equity classified financial instruments, at its fair value, at the closing of the Initial Public Offering.

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. As of September 30 2026 and December 31, 2025, Sponsor membership interests corresponding to 778,000 and no Class Founder Shares were granted to directors and officers of the Company, respectively. As of September 30, 2026 and December 31, 2025, Sponsor membership interests corresponding to 50,000 and no Founder Shares were fully vested, respectively.

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

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	For the Period From September 10, 2025 (Inception) Through September 30, 2025
Formation, general and administrative expenses	$(67,187)	$(184,674)	$(32,246)
Legal and accounting expenses	(700,882)	(811,747)	—
Insurance expense	(18,513)	(26,562)	—
Listing fees	(23,378)	(108,288)	—
Administrative services fee – related party	(6,250)	(9,476)	—
Interest earned on bank account	3,667	4,497	—
Interest earned on cash and marketable securities held in Trust Account	937,605	1,294,504	—
Net income (loss)	$125,062	$158,254	$(32,246)

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

	As of September 30,	As of December 31,
	2026	2025
Cash	$172,161	$44,390
Marketable securities Held in Trust Account	$103,549,504	$—

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

The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 778,000 Founder Shares granted to the Company’s directors was $700,000 or $0.90 per share. 728,000 of the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized related to these 728,000 Founder Shares. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified). The remaining 50,000 Founder Shares that were granted to a director were fully vested on the grant date and related to the recipient’s contributions to the launch of the SPAC through the date of the Initial Public Offering, with no additional performance conditions. The Company recognized an offering cost of $44,800, which was the fair value of the 50,000 Founder Shares at grant date.

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

IPO Promissory Note — Related Party

On September 30, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due on the earlier of June 30, 2026 or closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company borrowed $227,689 under the IPO Promissory Note. In connection with the consummation of the Initial Public Offering and Private Placement on May 22, 2026, the IPO Promissory Note was repaid in full, resulting in an overpayment of $24,700. As of September 30, 2026, borrowings under the IPO Promissory Note are no longer available subsequent to the consummation of the Initial Public Offering.

Due From Related Party

The Company has a $15,625 receivable from the Sponsor as of September 30, 2026 related to payments made on behalf of the Sponsor of $401, as well as an overpayment of $24,700 related to the IPO Promissory Note noted above, and offset by administrative services fee payable of $9,476. The amounts are expected to be repaid in full.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $2,083 per month for office space and administrative and support services. For the three and nine months ended September 30, 2026, the Company incurred $6,250 and $9,476, respectively, related to this agreement.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A Ordinary Share (“Working Capital Share”) and one Right to one-fourth of one Class A Ordinary Share. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

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

Note 8 — Shareholders’ Deficit

Preference Shares —  The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2026, there were 761,000 shares of Class A Ordinary Shares issued or outstanding, excluding 10,200,000 Class A Ordinary Shares subject to possible redemption. No Class A Ordinary Shares were issued or outstanding as of December 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On September 30, 2025, the Company issued 3,828,082 Class B Ordinary Shares to the Sponsor for a purchase price of $25,000. The Founder Shares included an aggregate of up to 499,315 Founder Shares subject to complete or partial forfeiture if the Over-Allotment Option is not exercised by the underwriters in full or in part, so that the initial shareholders will collectively own 27% of the Company’s issued and outstanding Ordinary Shares after a Initial Public Offering (excluding the Private Placement Shares and representative shares). On May 22, 2026, the Over-Allotment Option was partially exercised as part of the closing of the Initial Public Offering, and the Underwriters waived the remainder of their Over-Allotment Option. As such, 443,836 Class B Ordinary Shares are no longer subject to forfeiture and the Sponsor forfeited the remaining 55,479 Class B Ordinary Shares. As of September 30, 2026 and December 31, 2025, there were 3,772,603 and 3,828,082 Class B Ordinary Shares issued and outstanding, respectively.

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

The following table presents information about the Company’s recurring fair value measurements as of September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026
Assets:
Marketable securities held in Trust Account	1	$103,549,504

The following table presents information about the Company’s non-recurring fair value measurements as of May 22, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	May 22, 2026
Equity:
Fair value of Public Rights for Class A ordinary shares subject to possible redemption allocation	3	$2,520,660
Fair value of Representative Shares issued at Initial Public Offering	3	$4,388,794

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

The fair value of the Class B Ordinary Shares is $0.90 per ordinary share on April 28, 2026, the grant date of the 778,000 Class B Ordinary Shares transferred to the Company’s directors. The fair value of the Class B Ordinary Shares was determined by applying a discount for lack of marketability to the underlying share price of a Class A Ordinary Share, adjusted for market assumptions. The following table presents the quantitative information regarding market assumptions used in the valuation of the Class B Ordinary Shares:

April 28, 2026
Underlying stock price	$1.10
Estimated volatility	45.00%
Risk-free rate	3.71%
Time to expiration (years)	1.50
Downside protection	$0.204

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after September 30, 2026, the balance sheet date, up to the date the accompanying unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustments or disclosure in the accompanying unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Our IPO Registration Statement became effective on May 14, 2026. On May 22, 2026, we consummated our Initial Public Offering of 10,200,000 Public Units, including 1,200,000 Option Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $102,000,000.

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

Recent Developments

Atlantic Business Combination

General Description of the Business Combination Agreement

On September 10, 2026, we entered into the Atlantic BCA with Atlantic, Merger Sub, the Sponsor, in the capacity as the representative for our shareholders (the “SPAC Representative”) and AHPC Holding LLC, in the capacity as representative for the stockholders of Atlantic (the “Seller Representative”). Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Atlantic BCA.

Pursuant to the Atlantic BCA and subject to the terms and conditions set forth therein, (i) on or prior to the consummation (the “Closing”, and the date and time of the Closing, the “Closing Date”), of the transactions contemplated by the Atlantic BCA, we will de-register from the Register of Companies of the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation pursuant to Part 12 of the Companies Act (Revised) of the Cayman Islands and the applicable provisions of the General Corporation Law of the State of Delaware (the “Domestication”); and (ii) following the Domestication, Merger Sub will merge with and into Atlantic, with Atlantic continuing as the surviving entity (the “Merger”) and, as a result of which, shares of common stock of Atlantic, par value $0.0001 per share (the “Atlantic Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than certain excluded securities and dissenting shares, shall no longer be outstanding and shall automatically be cancelled and cease to exist in exchange for the right to receive a number of shares of our common stock, par value $0.0001 per share (the “SPAC Common Stock”) with an aggregate value equal to One Hundred and Fifty Million U.S. Dollars ($150,000,000), with each share valued at $10.00. As a result of the Merger and the other transactions contemplated by the Atlantic BCA, Atlantic will become our wholly owned subsidiary, all upon the terms and subject to the conditions set forth in the Atlantic BCA.

Consideration

The aggregate consideration to be delivered to the stockholders of Atlantic (the “Atlantic Stockholders”) as of the Effective Time will be a number of shares of SPAC Common Stock with an aggregate value equal to $150,000,000 (the “Merger Consideration”), with each share valued at $10.00. Each holder of Atlantic Common Stock is entitled to receive its pro rata share of the Merger Consideration.

The Atlantic BCA also provides for an earnout of up to an additional 6,000,000 shares of SPAC Common Stock (the “Earnout Shares”) to the Atlantic Stockholders as additional consideration, based on the achievement of the Share Price Milestones or the Lease Milestone (as defined below), as applicable, during the period commencing on the Closing Date and ending on the fifth anniversary thereof (the “Earnout Period”). If, at any time from the date of the Atlantic BCA through the expiration of the Earnout Period, Atlantic (or, following the Closing, us) executes a binding, arm’s-length lease for the entire Phase I capacity (five megawatt) of Atlantic’s data center, with a tenant that is not an affiliate of Atlantic and whose obligations thereunder are not funded or guaranteed by Atlantic or any of its stockholders, and such lease contains an initial non-cancelable term of at least seven (7) years (the “Lease Milestone”), the Atlantic Stockholders shall be entitled to receive an aggregate of 3,000,000 Earnout Shares. If the Lease Milestone is achieved prior to the Closing, the corresponding Earnout Shares shall be issued at the Closing together with the base Merger Consideration.

With respect to Share Price Milestones, during the Earnout Period, the Earnout Shares shall vest and be issued as follows:

●	if the volume weighted average price of SPAC Common Stock (the “VWAP”) over any three (3) consecutive calendar months (approximately sixty-three (63) trading days) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and similar transactions after the Closing) (the “Tier I Share Price Milestone”), the Atlantic Stockholders shall be entitled to receive 1,500,000 Earnout Shares; and

●	if the VWAP over any three (3) consecutive calendar months (approximately sixty-three (63) trading days) equals or exceeds $15.00 per share (as so adjusted) (the “Tier II Share Price Milestone”, and together with the Tier I Share Price Milestone, the “Share Price Milestones”), the Atlantic Stockholders shall be entitled to receive an additional 1,500,000 Earnout Shares.

The Share Price Milestones will be tested monthly beginning with the third full calendar month after the Closing, and will be achieved only if, over the applicable measurement period, the public float of SPAC Common Stock held by our non-affiliates is at least 2,000,000 shares and the average daily trading volume of SPAC Common Stock is at least 50,000 shares (excluding, in each case, trades by the pre-Closing Atlantic Stockholders and their affiliates). Achievement of the Tier II Share Price Milestone will be deemed to include achievement of the Tier I Share Price Milestone if not previously achieved. If a Change of Control (as defined in the Atlantic BCA) occurs during the Earnout Period, any Share Price Milestone not previously achieved will be deemed achieved if the per-share consideration payable to holders of SPAC Common Stock in such transaction equals or exceeds the applicable Share Price Milestone threshold. Once issued, Earnout Shares are not subject to clawback or forfeiture.

Representations and Warranties

The Atlantic BCA contains representations and warranties that are reasonably customary for similar transactions that are made by the parties as of the date of the Atlantic BCA, or other specified dates, solely for the benefit of certain of the parties to the Atlantic BCA, and in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Atlantic BCA or in information provided pursuant to certain disclosure schedules to the Atlantic BCA. “Material Adverse Effect” means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon (i) the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or (ii) the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the Atlantic Business Combination, subject to customary exceptions.

No Survival

The representations and warranties of the parties contained in the Atlantic BCA terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Atlantic BCA do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party to the Atlantic BCA has agreed to use its commercially reasonable efforts, and to cooperate fully with one another, to consummate the Atlantic Business Combination. The Atlantic BCA also contains certain customary covenants by each of the parties that apply during the period between the signing of the Atlantic BCA and the earlier of the Closing or the termination of the Atlantic BCA (the “Interim Period”), including (i) the provision of access to the applicable party’s properties, books and personnel; (ii) the operation of the parties’ respective businesses in the ordinary course of business; (iii) the current and timely filing of our public filings; (iv) no insider trading; (v) notifications to the other parties of certain breaches, consent requirements and other matters; (vi) obtaining third-party and regulatory approvals; (vii) tax matters; (viii) further assurances; (ix) public announcements; (x) confidentiality; (xi) corporate governance and diligence matters, and (xii) other covenants. The Atlantic BCA also contains certain customary post-Closing covenants, including, without limitation, in regard to (1) tax matters; (2) the maintenance of books and records; and (3) the indemnification of directors and officers.

Additionally, both us and Atlantic agreed that they will not solicit or enter into a competing alternative transaction, in accordance with customary terms and provisions set forth in the Atlantic BCA.

We and Atlantic will, as promptly as practicable after the date of the Atlantic BCA, prepare and file with the SEC, a registration statement on Form S-4 in connection with the registration under the Securities Act of 1933, of our securities to be issued pursuant to the Atlantic BCA, and containing a proxy statement/prospectus for the solicitation of proxies from our shareholders to approve the Atlantic BCA, the Atlantic Business Combination and related matters at an extraordinary general meeting of our shareholders (the “SPAC Special Meeting”), and providing our public shareholders with an opportunity to request redemption of their public shares in connection with the Atlantic Business Combination (the “Redemption”), as required by our Amended and Restated Articles and the IPO Registration Statement.

As promptly as practicable after the Atlantic Registration Statement has become effective and distributed by us (and in all cases within ten days following such date), Atlantic will either (a) call a meeting of its stockholders (“Atlantic Special Meeting”) to obtain the Required Atlantic Stockholder Approval, and Atlantic shall use its reasonable best efforts to solicit from its stockholders proxies in favor of the Required Atlantic Stockholder Approval prior to such Atlantic Special Meeting, or (b) solicit from the Atlantic Stockholders a written consent in lieu of a meeting pursuant to Section 228(a) of the DGCL authorizing, approving and adopting the Atlantic BCA and the transactions contemplated thereby, including the Merger (such written consent, the “Atlantic Written Consent”), and Atlantic shall use its reasonable best efforts to obtain the Required Atlantic Stockholder Approval by delivery of the Atlantic Written Consent.

The parties shall take all action necessary so that, effective at the Closing, our post-Closing board of directors (the “Post-Closing Board”) will consist of five individuals, one will be designated by us (or the Sponsor), will be required to qualify as an independent director under the rules of the applicable Stock Exchange and will be reasonably acceptable to Atlantic, and four persons will be designated by Atlantic (at least two of whom shall be independent directors required to qualify as independent directors under the rules of the applicable Stock Exchange). In addition, at or prior to the Closing, we will enter into customary director indemnification agreements with each member of the Post-Closing Board.

During the Interim Period, us and Atlantic shall use our respective resources and commercially reasonable efforts to minimize redemptions by public shareholders in connection with the Closing, including by using commercially reasonable efforts to enter into written non-redemption agreements with public shareholders, on such terms as us and Atlantic shall mutually agree; provided that, in no event shall the Sponsor be required to transfer or forfeit any of its Founder Shares or any other of our securities in support of such efforts.

Conditions to Closing

The obligations of the parties to consummate the Atlantic Business Combination are subject to various conditions, including the following mutual conditions of the parties, unless waived: (i) the approval of the Atlantic BCA and the Atlantic Business Combination and related matters by the requisite vote of each of our shareholders and Atlantic’s stockholders; (ii) the expiration or termination of any waiting period applicable to the consummation of the Atlantic BCA under any antitrust laws; (iii) obtaining applicable regulatory approvals; (iv) no law or order preventing or prohibiting the Atlantic Business Combination; (v) appointment of the Post-Closing Board consistent with the requirements of the Atlantic BCA; (vi) the effectiveness of the Atlantic Registration Statement; (vii) the Domestication shall have been completed; (viii) the Amended SPAC Charter shall have been adopted in a form satisfactory to us and Atlantic; (ix) the SPAC Common Stock shall have been approved for listing on a Stock Exchange upon the Closing; and (x) us having adopted, on or prior to the Closing, an incentive plan substantially in the form attached to the Atlantic BCA.

In addition, unless waived by Atlantic, the obligations of Atlantic to consummate the Atlantic Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of us set forth in the Atlantic BCA and in any certificate delivered by or on behalf of us pursuant thereto being true and correct on and as of the date of the Atlantic BCA and on and as of the Closing Date as if made on the Closing Date; (ii) us and the SPAC Representative having performed in all material respects their respective obligations and complied in all material respects with the covenants and agreements under the Atlantic BCA required to be performed or complied with by them on or prior to the Closing Date; (iii) the Sponsor Support Agreement being in full force and effect in accordance with its terms as of the Closing; and (iv) us having delivered certain other documents as set forth in the Atlantic BCA.

Unless waived by us, our obligations to consummate the Atlantic Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of Atlantic set forth in the Atlantic BCA and in any certificate delivered by or on behalf of Atlantic pursuant thereto being true and correct on and as of the date of the Atlantic BCA and on and as of the Closing Date as if made on the Closing Date; (ii) Atlantic having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the Atlantic BCA required to be performed or complied with on or prior to the Closing Date; (iii) no Material Adverse Effect having occurred with respect to Atlantic since the date of the Atlantic BCA; (iv) the Company Support Agreement, the Non-Competition Agreements, each Lock-Up Agreement and the Insider Letter Amendment being in full force and effect as of the Closing; (v) Atlantic having delivered evidence reasonably acceptable to us that the contracts set forth on Schedule 6.3(e) have been terminated as of immediately prior to the Effective Time; (vi) us having received employment agreements, in each case effective as of the Closing, in form and substance reasonably acceptable to us; (vii) the Amended Registration Rights Agreement and the other applicable Ancillary Documents having been delivered to us; and (viii) the supplemental engagement letter in connection with financial reporting support having been delivered to us.

Termination

The Atlantic BCA may be terminated at any time prior to the Closing by either us or Atlantic if the Closing does not occur by May 22, 2027 (the “Outside Date”); provided that if we obtain, prior to the Outside Date, the approval of our shareholders for an extension (the “Extension”) of the deadline by which we must complete the Atlantic Business Combination, then the Outside Date shall automatically be extended for an additional period ending on the last date then in effect for us to consummate the Atlantic Business Combination pursuant to the Extension.

The Atlantic BCA may also be terminated under certain other customary and limited circumstances at any time prior to the Closing, including, among other reasons: (i) by mutual written consent of us and Atlantic; (ii) by written notice by either us or Atlantic to the other if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Atlantic Business Combination, and such order or other action has become final and non-appealable; (iii) by Atlantic, following certain uncured breaches by us of our representations, warranties, covenants or agreements that would result in the failure of specified closing conditions; (iv) by us, following certain uncured breaches by Atlantic of its representations, warranties, covenants or agreements that would result in the failure of specified closing conditions; (v) by us, if there shall have been a Material Adverse Effect on the Target Companies following the date of the Atlantic BCA which is uncured and continuing; (vi) by either Atlantic or us if the SPAC Extraordinary General Meeting is held and the Required SPAC Shareholder Approval is not obtained; or (vii) by either Atlantic or us if the Atlantic Special Meeting is held and the Required Atlantic Stockholder Approval is not obtained, or if Atlantic solicits the Atlantic Written Consent and the Atlantic Stockholders holding a sufficient number of shares to constitute the Required Atlantic Stockholder Approval fail to deliver the Atlantic Written Consent within fifteen (15) Business Days following the date on which the Company first solicits such consent, subject to the limitations set forth in the Atlantic BCA.

If the Atlantic BCA is terminated, all further obligations of the parties under the Atlantic BCA (except for certain obligations related to public announcements, confidentiality, effect of termination, fees and expenses, trust account waiver, and customary miscellaneous provisions) will terminate, and no party to the Atlantic BCA will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Atlantic BCA prior to such termination.

Fees and Expenses

All expenses incurred in connection with the Atlantic BCA and the transactions contemplated thereby prior to the date of the Atlantic BCA shall be paid by the party incurring such expenses; and from and after the date of the Atlantic BCA and prior to the Closing, all of our reasonable expenses incurred during such period in connection with the Atlantic BCA and the transactions contemplated thereby shall be the responsibility of Atlantic, regardless of whether the Closing occurs; provided that (i) if the Closing occurs, the combined public company will be responsible for, and will pay or reimburse us for, the unpaid expenses incurred by us from available funds, including cash remaining in the Trust Account after payment of the Redemption and the proceeds of any Transaction Financing, to the extent that we have first exhausted all of our available working capital maintained outside of the Trust Account, (ii) all fees, costs and expenses (including filing fees) under any applicable antitrust laws shall be shared equally between the parties, (iii) all fees, costs and expenses (including filing fees and printer costs) in connection with filing the Atlantic Registration Statement shall be shared equally between the parties, and (iv) all fees, costs and expenses (including filing fees) in connection with a stock exchange listing application shall be shared equally between the parties. Atlantic shall fund our expenses payable prior to the Closing by making loans to us under a single unsecured, non-interest bearing promissory note, in a form to be mutually agreed by us and Atlantic during the Interim Period, up to an aggregate outstanding principal amount of One Million Dollars ($1,000,000).

Trust Account Waiver

Each of Atlantic and Seller Representative agreed that it and its respective affiliates will not have any right, title, interest or claim of any kind in or to any monies in our trust account held for its public shareholders, and has agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Governing Law

The Atlantic BCA is governed by Delaware law, and the parties are subject to the exclusive jurisdiction of the Court of Chancery of the State of Delaware in and for New Castle County, Delaware or, if such court does not have jurisdiction, any federal court located in the State of Delaware or other Delaware state court (or, in each case, any appellate court thereof); provided that our internal corporate and constitutional matters prior to the Domestication shall be governed by the Laws of the Cayman Islands.

Related Agreements

Company Support Agreement

Simultaneously with the execution of the Atlantic BCA, AHPC Holding LLC (the “Atlantic Support Stockholder”), a significant stockholder of Atlantic holding capital stock of Atlantic sufficient to approve the adoption of Atlantic BCA and approve the Merger and the other transactions contemplated by the Atlantic BCA, entered into a voting and support agreement (the “Atlantic Support Agreement”), pursuant to which, among other things, the Atlantic Support Stockholder agreed to vote its shares of capital stock of Atlantic (the “Subject Stock”) in favor of the adoption of the Atlantic BCA, the ancillary documents, the approval of the Merger and the Atlantic Business Combination, and any amendments to the Atlantic’s organizational documents in connection therewith, subject to certain customary conditions. The Atlantic Support Stockholder also agreed to take certain other actions in support of the Atlantic BCA and the Atlantic Business Combination, including executing and delivering certain ancillary documents contemplated by the Atlantic BCA, and to refrain from taking actions that would adversely affect its ability to perform Atlantic Support Stockholder’s obligations under the Atlantic Support Agreement, and the Atlantic Support Stockholder unconditionally and irrevocably waived any and all pre-emption rights, rights of first offer, rights of first refusal, rights of participation, tag-along rights and all other similar rights that the Atlantic Support Stockholder may have in respect of the Atlantic Business Combination. The Atlantic Support Stockholder also agreed not to transfer its Subject Stock during the period from and including the date of the Atlantic Support Agreement and through and including the date on which the Atlantic Support Agreement is terminated, subject to certain customary exceptions.

Sponsor Support Agreement

Simultaneously with the execution of the Atlantic BCA, us, Atlantic and the Sponsor entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, to (A) vote in favor of, take all actions necessary to consummate and otherwise support, the Atlantic Business Combination, and (B) waive any anti-dilution or similar protection with respect to the Founder Shares. In addition to the foregoing, the Sponsor Support Agreement provides that the Sponsor shall fully comply with the transfer restrictions set forth in the Insider Letter (as defined below) with respect to our securities held by the Sponsor, subject to certain limited exceptions set forth in the Insider Letter.

Lock-Up Agreements

Simultaneously with the execution of the Atlantic BCA, all stockholders of Atlantic, including officers or directors of Atlantic who own shares of Atlantic Common Stock, entered into a lock-up agreement (each, a “Lock-Up Agreement”) with us and the SPAC Representative, pursuant to which 70% of the shares of SPAC Common Stock received by each such Atlantic Stockholder as Merger Consideration will be subject to transfer restrictions for a period commencing from the Closing and ending on the date that is six months after the Closing Date (subject to early release on the earlier of (x) the date on which the closing price of the SPAC Common Stock equals or exceeds $15.00 for any 20 trading days within any 30 trading day period after the Closing and (y) the date after the Closing on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares for cash, securities or other property), subject to certain customary transfer exceptions.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution and delivery of the Atlantic BCA, each of Jacqueline Jiang and Tian Sheng Tan (each, a “Subject Party”) entered into a Non-Competition and Non-Solicitation Agreement (each, a “Non-Competition Agreement”) in favor of us and Atlantic (the “Covered Parties”), pursuant to which each Subject Party agreed for a period of three years after the Closing not to compete with the Covered Parties and not to solicit the employees, customers and suppliers of the Covered Parties, subject to the limitations set forth in the applicable Non-Competition Agreement.

Insider Letter Amendment

Simultaneously with the execution of the Atlantic BCA, us, the Sponsor, our directors and officers and IB Capital, entered into an amendment (the “Insider Letter Amendment”) to the Letter Agreement. The Insider Letter Amendment provides that, effective upon the Closing, the transfer restrictions set forth in the Letter Agreement will not apply to 30% of each of the Founder Shares, Private Placement Shares and shares issued in exchange for the Private Placement Rights in connection with the Closing, in each case held by the Sponsor and each Insider.

Employment Agreement

On September 3, 2026, we entered into an employment agreement (the “Employment Agreement”) with Calvin Kung, our Chief Executive Officer. Pursuant to the Employment Agreement, Mr. Kung will receive a base salary at the rate of $7,000, payable on the first day of each month following the execution of this Employment Agreement, and a one-time signing bonus of $14,000, payable upon the execution of the Employment Agreement.

Consulting Agreement

On September 3, 2026, we entered into a consulting agreement (the “Consulting Agreement”) with Daniel Zhao, our Chief Financial Officer. Pursuant to the Consulting Agreement, Mr. Zhao will receive a consulting fee of $3,000 per month, payable on the first day of each month following the execution of the Consulting Agreement, and a one-time signing bonus of $6,000, payable within ten (10) business days following the execution of the Consulting Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since September 10, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $125,062, which consisted of $937,605 of income earned on cash and marketable securities held in the Trust Account, $3,667 of interest income earned on bank account, offset by $67,187 of formation, general and administrative expenses, $700,882 of legal and accounting expenses, which consisted of fees incurred in connection with the proposed Business Combination, $18,513 of insurance expense, $23,378 of listing fees, and $6,250 of administrative services fee – related party.

For the nine months ended September 30, 2026, we had net income of $158,254, which consisted of $1,294,504 of income earned on cash and marketable securities held in the Trust Account, $4,497 of interest income earned on bank account, offset by $184,674 of formation, general and administrative expenses, $811,747 of legal and accounting expenses, which consisted of fees incurred in connection with the proposed Business Combination, $26,562 of insurance expense, $108,288 of listing fees, and $9,476 of administrative services fee – related party.

For the period from September 10, 2025 (inception) through September 30, 2025, we had net loss of $32,246 related to formation, general and administrative expenses.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026 and December 31, 2025, we had $172,161 and $44,390 of cash, respectively, and a working capital deficit of $345,326 and $205,605, respectively.

For the nine months ended September 30, 2026, net cash used in operating activities was $594,113. Net income of $158,254 was increased by a $542,137 increase in operating assets and liabilities, offset by $1,294,504 of interest income on the Trust Account.

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

The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 778,000 Founder Shares granted to the Company’s directors was $700,000 or $0.90 per share. 728,000 of the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized related to these 728,000 Founder Shares. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified). The remaining 50,000 Founder Shares that were granted to a director were fully vested on the grant date and related to the recipient’s contributions to the launch of the SPAC through the date of the Initial Public Offering, with no additional performance conditions.

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

IPO Promissory Note — Related Party

On September 30, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The IPO Promissory Note is non-interest bearing and payable on the earlier of June 30, 2026 or the date on which the Company consummates the Initial Public Offering. As of the consummation of the Initial Public Offering, the Company borrowed $237,689 under the IPO Promissory Note. In connection with the consummation of the Initial Public Offering and Private Placement on May 22, 2026, $262,389 of proceeds were used to repay the IPO Promissory Note in full, resulting in an overpayment of $24,700. As of September 30, 2026, borrowings under the IPO Promissory are no longer available subsequent to the consummation of the Initial Public Offering.

Due From Related Party

The Company has a $15,625 receivable from the Sponsor as of September 30, 2026 related to payments made on behalf of the Sponsor of $401, as well as an overpayment of $24,700 related to the IPO Promissory Note noted above, and offset by administrative services fee payable of $9,476. The amounts are expected to be repaid in full.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026 and December 31, 2025, the Company had no borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that the Company does not have sufficient liquidity to meet its current obligations for a period of one year from the date the unaudited financial statements are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 22, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

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

Simultaneously with the execution of the Atlantic BCA, us, the Sponsor, our directors and officers and IB Capital, entered into the Inside Letter Amendment. The Insider Letter Amendment provides that, effective upon the Closing, the transfer restrictions set forth in the Letter Agreement will not apply to 30% of each of the Founder Shares, Private Placement Shares and shares issued in exchange for the Private Placement Rights in connection with the Closing, in each case held by the Sponsor and each Insider.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to a material weakness relating to the lack of properly designed, implemented, and effectively operating controls.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report were issued.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of September 10, 2026, by and among Aperture AC, AP Ocean Merger Sub, Inc., Atlantic HPC Group Inc, Aperture Sponsor LLC and AHPC Holding LLC. (1)
10.1	Employment Agreement, dated September 3, 2026, by and between the Company and Calvin Kung. (2)
10.2	Consulting Agreement, dated September 3, 2026, by and between the Company and Daniel Zhao. (2)
10.3	Company Support Agreement, dated as of September 10, 2026, by and among Aperture AC, Atlantic HPC Group Inc and AHPC Holding LLC. (1)
10.4	Sponsor Support Agreement, dated as of September 10, 2026, by and among Aperture AC, Atlantic HPC Group Inc. and Aperture Sponsor LLC. (1)
10.5	Form of Lock-Up Agreement, dated as of September 10, 2026, by and among Aperture AC, Aperture Sponsor LLC and the holders party thereto. (1)
10.6	Form of Non-Competition and Non-Solicitation Agreement, by and among Aperture AC, Atlantic HPC Group Inc. and the subject party thereto. (1)
10.7	Amendment to Letter Agreement, dated as of September 10, 2026, by and among Aperture AC, Aperture Sponsor LLC, IB Capital, LLC and the insiders party thereto. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on September 16, 2026.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on September 4, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026	APERTURE AC

	By:	/s/ Calvin Kung
	Name:	Calvin Kung
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Daniel Zhao
	Name:	Daniel Zhao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)